Form 10-Q
period 2025-06-30
Artius II Acquisition Inc.
filed 2025-08-07
CIK 2034334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 6, 2025, there were 23,650,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ARTIUS II ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

2

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

ARTIUS II ACQUISITION INC.
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$240,391	$—
Prepaid expenses	219,402	—
Total Current Assets	459,793	—
Long-term prepaid insurance	88,934	—
Deferred offering costs	—	503,670
Cash and marketable securities held in Trust Account	223,400,035	—
Total Assets	$223,948,762	$503,670

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Accrued expenses	$70,433	$34,975
Promissory note — related party	—	127,615
Accrued offering costs	86,900	401,354
Total Current Liabilities	157,333	563,944
Advisory fee payable	6,000,000	—
Deferred underwriting fee	6,600,000	—
Total Liabilities	12,757,333	563,944

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 22,000,000 shares at redemption value of $10.16 per share as of June 30, 2025 and none as of December 31, 2024	223,400,035	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 175,000 issued and outstanding, excluding 22,000,000 shares subject to possible redemption as of June 30, 2025 and none issued or outstanding as of December 31, 2024	18	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,500,000 shares issued and outstanding as of June 30, 2025 and 5,750,000 shares issued and outstanding as of December 31, 2024	550	575
Additional paid-in capital	—	24,425
Accumulated deficit	(12,209,174)	(85,274)
Total Shareholders’ Deficit	(12,208,606)	(60,274)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:	$223,948,762	$503,670

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative expenses	$219,584	$361,072
Advisory fee	—	6,000,000
Loss from operations	(219,584)	(6,361,072)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,326,596	3,400,035
Total other income	2,326,596	3,400,035

Net income (loss)	$2,107,012	$(2,961,037)

Weighted average shares outstanding of Class A ordinary shares	22,000,000	16,622,222
Basic net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.08	$(0.13)
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,510,000
Basic net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.08	$(0.13)
Weighted average shares outstanding of Class A ordinary shares	22,000,000	16,622,222
Diluted net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.08	$(0.14)
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,254,444
Diluted net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.08	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(85,274)	$(60,274)

Sale of private placement units	175,000	18	—	—	1,749,982	—	1,750,000

Fair value of rights included in public units	―	―	—	—	3,190,000	—	3,190,000

Fair value of contingent rights included in public units	―	―	—	—	80,300	—	80,300

Allocated value of transaction costs to share rights	—	—	―		(117,384)	—	(117,384)

Forfeiture of founder shares	—	—	(250,000)	(25)	25	—	―

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,927,348)	(6,836,267)	(11,763,615)

Net loss	—	—	—	—	—	(5,068,049)	(5,068,049)

Balance — March 31, 2025 (unaudited)	175,000	18	5,500,000	550	—	(11,989,590)	(11,989,022)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	―	(2,326,596)	(2,326,596)

Net income	—	—	—	—	—	2,107,012	2,107,012

Balance — June 30, 2025 (unaudited)	175,000	$18	5,500,000	$550	$—	$(12,209,174)	$(12,208,606)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,961,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,400,035)
Changes in operating assets and liabilities:
Prepaid expenses	(219,402)
Long-term prepaid insurance	(88,934)
Accrued expenses	35,458
Advisory fee payable	6,000,000
Net cash used in operating activities	(633,950)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(220,000,000)
Net cash used in investing activities	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	219,750,000
Proceeds from sale of Private Placement Units	1,750,000
Repayment of promissory note — related party	(135,165)
Payment of offering costs	(490,494)
Net cash provided by financing activities	220,874,341

Net change in cash and cash equivalents	240,391
Cash and cash equivalents, beginning of the period	—
Cash and cash equivalents, end of the period	$240,391

Noncash investing and financing activities:

Offering costs paid and excluded from accrued offering costs at initial public offering	$314,454
Deferred offering costs paid through promissory note — related party	$7,550
Deferred underwriting fee payable	$6,600,000
Forfeiture of founder shares	$25

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 25, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2025
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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act of 1934 (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had operating cash and cash equivalents of $240,391 and a working capital surplus of $302,460. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 14, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $37,942 and $0 in cash and $202,449 and $0 cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At June 30, 2025, $223,340,828 was invested in a U.S. Treasury Securities and $486 was held in cash.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share Rights

The Company accounted for the share rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the share rights under equity treatment at its assigned value.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the over-allotment option.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the founder shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares	Class A Redeemable Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,674,951	$432,061	$(2,223,862)	$(737,175)
Denominator:
Basic weighted-average shares outstanding	22,000,000	5,675,000	16,622,222	5,510,000
Basic net income (loss) per ordinary share	$0.08	$0.08	$(0.13)	$(0.13)

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares	Class A Redeemable Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,674,951	$432,061	$(2,249,841)	$(711,196)
Denominator:
Diluted weighted-average shares outstanding	22,000,000	5,675,000	16,622,222	5,254,444
Diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.14)	$(0.14)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights and Contingent Rights	(3,270,300)
Class A ordinary shares issuance cost	(7,419,876)
Plus:
Remeasurement of carrying value to redemption value	11,763,615
Class A ordinary shares subject to possible redemption, March 31, 2025	$221,073,439
Plus:
Remeasurement of carrying value to redemption value	2,326,596
Class A ordinary shares subject to possible redemption, June 30, 2025	$223,400,035

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 14, 2025 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. For the three and six months ended June 30, 2025, the Company incurred and paid $75,000 and $112,500 in fees for these services, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares are identical to the private placement shares. There are no Working Capital Loans outstanding as of February 14, 2025. As of June 30, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Recently the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, newly implemented tariffs, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) founder shares, (ii) private placement units, (iii) private placement rights, (iv) private placement shares, (v) Class A ordinary shares that may be issued upon conversion of the private placement rights upon the consummation of an initial Business Combination, and (vi) private placement shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On February 14, 2025, the underwriter partially exercised its over-allotment option in the amount of 2,000,000 units and forfeited the remaining unexercised balance of 1,000,000 units.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025, there were 175,000 Class A ordinary shares issued or outstanding, excluding 22,000,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Common Stock — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 31, 2024, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. Subsequently, in October 2024, the Sponsor forfeited an aggregate of 1,437,500 founder shares, such that the Sponsor owned an aggregate of 5,750,000 founder shares. Following and as a result of that forfeiture of founder shares, the Sponsor was deemed to have purchased the founder shares for $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. As of February 14, 2025, due to the underwriter’s option to partially exercise it’s over-allotment option, the Sponsor forfeited 250,000 founder shares and there were 5,500,000 Class B ordinary shares issued and outstanding. At June 30, 2025 and December 31, 2024, there are 5,500,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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
JUNE 30, 2025
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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2025, assets held in the Trust Account were comprised of $486 in cash and $223,340,828 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
June 30, 2025
U.S. Treasury Securities (Matures on 08/28/25)	1	$223,399,549	$(58,721)	$223,340,828

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

June 30, 2025
Trust Account	$223,400,035
Cash and cash equivalents	$240,391

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
General, administrative costs		$219,584	$361,072
Advisory fee	$	―	$6,000,000
Interest earned on cash and marketable securities held in Trust Account		$2,326,596	$3,400,035

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through June 30, 2025 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,107,012, which consists of interest income on marketable securities held in the Trust Account of $2,326,596, partially offset by general and administrative expenses of $219,584.

For the six months ended June 30, 2025, we had a net loss of $2,961,037, which consists of advisory fees of $6,000,000 and general and administrative expenses of $361,072, partially offset by interest income on marketable securities held in the Trust Account of $3,400,035.

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

For the six months ended June 30, 2025, cash used in operating activities was $633,950. Net loss of $2,961,037 was affected by interest earned on marketable securities held in the Trust Account of $3,400,035. Changes in operating assets and liabilities provided $5,727,122 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $223,400,035 (including approximately $3,400,035 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2025, the Company had operating cash and cash equivalents of $240,391 and a working capital surplus of $302,460. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.
 Risk Factors

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

ARTIUS II ACQUISITION INC.

Date: August 6, 2025	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)