Form 10-Q
period 2025-09-30
Artius II Acquisition Inc.
filed 2025-11-07
CIK 2034334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 6, 2025, there were 22,175,000 Class A ordinary shares, $0.0001 par value and 5,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ARTIUS II ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 (Unaudited) and for the Period from July 25, 2024 (inception) through September 30, 2024	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 (Unaudited) and for the Period from July 25, 2024 (inception) through September 30, 2024	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 (Unaudited) and for the Period from July 25, 2024 (inception) through September 30, 2024	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

2

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

ARTIUS II ACQUISITION INC.
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$141,921	$—
Prepaid expenses	187,402	—
Total Current Assets	329,323	—
Long-term prepaid insurance	51,747	—
Deferred offering costs	—	503,670
Cash and marketable securities held in Trust Account	225,851,431	—
Total Assets	$226,232,501	$503,670

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Accrued expenses	$143,616	$34,975
Promissory note — related party	—	127,615
Accrued offering costs	86,900	401,354
Total Current Liabilities	230,516	563,944
Advisory fee payable	6,000,000	—
Deferred underwriting fee	6,600,000	—
Total Liabilities	12,830,516	563,944

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, 22,000,000 shares at redemption value of $10.27 per share as of September 30, 2025 and none as of December 31, 2024	225,851,431	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 175,000 issued and outstanding, excluding 22,000,000 shares subject to possible redemption as of September 30, 2025 and none issued or outstanding as of December 31, 2024	18	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,500,000 shares issued and outstanding as of September 30, 2025 and 5,750,000 shares issued and outstanding as of December 31, 2024	550	575
Additional paid-in capital	—	24,425
Accumulated deficit	(12,450,014)	(85,274)
Total Shareholders’ Deficit	(12,449,446)	(60,274)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:	$226,232,501	$503,670

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from July 25, 2024 (inception) through September 30, 2024
General and administrative costs	$240,840	$601,912	$50,104
Advisory fee	—	6,000,000	—
Loss from operations	(240,840)	(6,601,912)	(50,104)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,451,396	5,851,431	—
Total other income	2,451,396	5,851,431	—

Net income (loss)	$2,210,556	$(750,481)	$(50,104)

Weighted average shares outstanding of Class A ordinary shares	22,000,000	18,441,176	—
Basic net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.08	$(0.03)	$—
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,565,809	—
Basic net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.08	$(0.03)	$—
Weighted average shares outstanding of Class A ordinary shares	22,000,000	18,441,176	—
Diluted net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.08	(0.03)	$—
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,227,574	—
Diluted net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.08	(0.03)	$—
Weighted average shares outstanding of Class B ordinary shares	—	—	5,000,000
Basic and Diluted net loss per ordinary share, Class B ordinary shares	$—	$—	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(85,274)	$(60,274)

Sale of private placement units	175,000	18	—	—	1,749,982	—	1,750,000

Fair value of rights included in public units	―	―	—	—	3,190,000	—	3,190,000

Fair value of contingent rights included in public units	―	―	—	—	80,300	—	80,300

Allocated value of transaction costs to share rights	—	—	―		(117,384)	—	(117,384)

Forfeiture of founder shares	—	—	(250,000)	(25)	25	—	―

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,927,348)	(6,836,267)	(11,763,615)

Net loss	—	—	—	—	—	(5,068,049)	(5,068,049)

Balance — March 31, 2025 (unaudited)	175,000	18	5,500,000	550	—	(11,989,590)	(11,989,022)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	―	(2,326,596)	(2,326,596)

Net income	—	—	—	—	—	2,107,012	2,107,012

Balance — June 30, 2025 (unaudited)	175,000	18	5,500,000	550	—	(12,209,174)	(12,208,606)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	―	(2,451,396)	(2,451,396)

Net income	—	—	—	—	—	2,210,556	2,210,556

Balance — September 30, 2025 (unaudited)	175,000	$18	5,500,000	$550	$—	$(12,450,014)	$(12,449,446)

FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — July 25, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(50,104)	(50,104)

Balance – September 30, 2024 (unaudited)	—	$—	5,750,000	$575	$24,425	$(50,104)	$(25,104)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from July 25, 2024 (inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(750,481)	$(50,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(5,851,431)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	11,804
Payment of operation costs through promissory note	—	38,300
Changes in operating assets and liabilities:
Prepaid expenses	(187,402)	—
Long-term prepaid insurance	(51,747)	—
Accrued expenses	108,641	—
Advisory fee payable	6,000,000
Net cash used in operating activities	(732,420)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(220,000,000)	—
Net cash used in investing activities	(220,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	219,750,000	—
Proceeds from sale of Private Placement Units	1,750,000	—
Repayment of promissory note — related party	(135,165)	—
Payment of offering costs	(490,494)	—
Net cash provided by financing activities	220,874,341	—

Net change in cash and cash equivalents	141,921	—
Cash and cash equivalents, beginning of the period	—	—
Cash and cash equivalents, end of the period	$141,921	$—

Noncash investing and financing activities:
Offering costs paid and excluded from accrued offering costs at initial public offering	$314,454	$—
Deferred offering costs paid through promissory note - related party	$7,550	$—
Deferred underwriting fee payable	$6,600,000	$—
Forfeiture of founder shares	$25	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Artius II Acquisition Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company has not selected any specific Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 25, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the Initial Public Offering amounted to $7,537,261, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

The Company’s management has discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Upon the closing of the Initial Public Offering on February 14, 2025, an amount of $220,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units deposited in the Trust Account will not be released therefrom until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares (as defined above) if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or 24 months from the closing of this offering if the Company has executed a definitive agreement for an initial Business Combination within 18 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had operating cash and cash equivalents of $141,921 and a working capital surplus of $98,807. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 14, 2026 (February 14, 2027 if the Company executes a definitive business combination agreement), there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 14, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 24, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $141,921 and $0 in cash and $0 and $0 cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At September 30, 2025, $225,812,509 was invested in a U.S. Treasury Securities and $937 was held in cash at an amortized cost of $225,851,431 as reflected on the accompanying condensed balance sheets (see note 8).

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

Transaction costs related to the Initial Public Offering amounted to $7,537,261, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
SEPTEMBER 30, 2025
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

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the founder shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares	Class A Redeemable Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,757,262	$453,294	$(576,488)	$(173,993)
Denominator:
Basic weighted-average shares outstanding	22,000,000	5,675,000	18,441,176	5,565,809
Basic net income (loss) per ordinary share	$0.08	$0.08	$(0.03)	$(0.03)

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares	Class A Redeemable Ordinary Shares	Non- Redeemable Class A and B Ordinary Shares
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,757,262	$453,294	$(584,727)	$(165,754)
Denominator:
Diluted weighted-average shares outstanding	22,000,000	5,675,000	18,441,176	5,227,574
Diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.03)	$(0.03)

	For the Period from July 25, 2024 (inception) through September 30, 2024
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(50,104)
Denominator:
Basic weighted average ordinary shares outstanding	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights and Contingent Rights	(3,270,300)
Class A ordinary shares issuance cost	(7,419,876)
Plus:
Remeasurement of carrying value to redemption value	11,763,615
Class A ordinary shares subject to possible redemption, March 31, 2025	221,073,439
Plus:
Remeasurement of carrying value to redemption value	2,326,596
Class A ordinary shares subject to possible redemption, June 30, 2025	223,400,035
Plus:
Remeasurement of carrying value to redemption value	2,451,396
Class A ordinary shares subject to possible redemption, September 30, 2025	$225,851,431

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 14, 2025 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. For the three and nine months ended September 30, 2025, the Company incurred and paid $75,000 and $187,500 in fees for these services, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares are identical to the private placement shares. There are no Working Capital Loans outstanding as of February 14, 2025. As of September 30, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs.

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
SEPTEMBER 30, 2025
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

Advisory Fee

In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee of $6,000,000 upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the advisory fee earned and recordable as of February 14, 2025, and the advisory fee has been recorded on the accompanying condensed balance sheets. For the three and nine months ended September 30, 2025, the Company incurred $0 and $6,000,000 in fees for these services, respectively, and are recorded in the accompanying condensed statements of operations.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, there were 175,000 Class A ordinary shares issued or outstanding, excluding 22,000,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Common Stock — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On July 31, 2024, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. Subsequently, in October 2024, the Sponsor forfeited an aggregate of 1,437,500 founder shares, such that the Sponsor owned an aggregate of 5,750,000 founder shares. Following and as a result of that forfeiture of founder shares, the Sponsor was deemed to have purchased the founder shares for $0.004 per share. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. As of February 14, 2025, due to the underwriter’s option to partially exercise it’s over-allotment option, the Sponsor forfeited 250,000 founder shares and there were 5,500,000 Class B ordinary shares issued and outstanding. At September 30, 2025 and December 31, 2024, there are 5,500,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of September 30, 2025, assets held in the Trust Account were comprised of $937 in cash and $225,812,509 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
September 30, 2025
U.S. Treasury Securities (Matures on 11/28/25)	1	$225,851,431	$(37,985)	$225,812,509

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

February 14, 2025
Trade price of Unit	10.00
Stock price	$9.78
Market adjustment(1)	14.9%
Fair value per right	$0.145

(1)
Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to the beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

The Contingent Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Contingent Rights:

February 14, 2025
Stock price	$9.78
Market adjustment(1)	14.9%
Fair value per right	$0.073

(1)
Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to the beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance.

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

	September 30, 2025	December 31, 2024
Trust Account	$225,851,431	$—
Cash	$141,921	$—

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from July 25, 2024 (inception) through September 30, 2024
General and administrative costs	$240,840	$601,912	$50,104
Advisory fee	―	6,000,000
Interest earned on cash and marketable securities held in Trust Account	$2,451,396	$5,851,431	$—

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through September 30, 2025 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,210,556, which consists of interest income on marketable securities held in the Trust Account of $2,451,396, partially offset by general and administrative expenses of $240,840.

For the nine months ended September 30, 2025, we had a net loss of $750,481, which consists of advisory fees of $6,000,000 and general and administrative expenses of $601,912, partially offset by interest income on marketable securities held in the Trust Account of $5,851,431.

For the period from July 25, 2024 (inception) through September 30, 2024, we had a net loss of $50,104, which consists of general and administrative expenses of $50,104.

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

For the nine months ended September 30, 2025, cash used in operating activities was $732,420. Net loss of $750,481 was affected by interest earned on marketable securities held in the Trust Account of $5,851,431. Changes in operating assets and liabilities provided $5,869,492 of cash for operating activities.

For the period from July 24, 2024 (inception) through September 30, 2024, no cash was used in operations. Net loss of $50,104 consisted of formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $11,804 and the payment of operation costs of $38,300 through a promissory note.

As of September 30, 2025, we had marketable securities held in the Trust Account of $225,851,431 (including approximately $5,851,431 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2025, the Company had operating cash and cash equivalents of $141,921 and a working capital surplus of $98,807. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 14, 2026 (February 14, 2027 if the Company executes a definitive business combination agreement), there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

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

ARTIUS II ACQUISITION INC.

Date: November 6, 2025	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)