Form 10-K
period 2025-12-31
Artius II Acquisition Inc.
filed 2026-03-19
CIK 2034334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number: 1-42521

ARTIUS II ACQUISITION INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1802901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Columbus Circle, Suite 1609
New York, NY 10019
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 309-7668

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, including one attached contingent right, and one right to receive one-tenth of one Class A ordinary share	AACBU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, including one attached contingent right	AACB	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth of one Class A ordinary share	AACBR	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $10.12 for shares of the registrant’s common stock as reported by The Nasdaq Stock Market LLC, was approximately $222.6 million.

As of March 18, 2026, there were 22,175,000 shares of Class A ordinary shares, $0.0001 par value and 5,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARTIUS II ACQUISITION INC.

FORM 10-K

-i-

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. The absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Form 10-K may include, for example, statements about:

●
our ability to select an appropriate target business or businesses;

●
our ability to complete our initial business combination;

●
our expectations around the performance of the prospective target business or businesses;

●
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●
our potential ability to obtain additional financing to complete our initial business combination;

●
our pool of prospective target businesses;

●
the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●
the ability of our officers and directors to generate a number of potential business combination opportunities;

●
our public securities’ potential liquidity and trading;

●
the lack of a market for our securities;

●
the use of net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account;

●
the Trust Account not being subject to claims of third parties; or

●
our financial performance following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

-ii-

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”), or if the context otherwise requires, references to:

●
“Articles” means the amended and restated memorandum and articles of association of Artius II.

●
“Artius II,” “Company,” “us” and “we” means Artius II Acquisition Inc.

●
“Artius II Shares” means the Class A Shares and Class B Shares together.

●
“Class A Shares” means the Class A ordinary shares, $0.0001 par value, in the capital of Artius II.

●
“Class B Shares” means the Class B ordinary shares, $0.0001 par value, in the capital of Artius II.

●
“Companies Act” means the Companies Act (as revised) of the Cayman Islands.

●
“Completion Window” means (i) August 14, 2026 (or February 14, 2027 if we have executed a definitive agreement for an initial business combination by August 14, 2026) or (ii) such other time period in which Artius II must complete an initial business combination pursuant to an amendment to the Articles.

●
“Contingent Rights” means the contingent rights, attached to the Public Shares, to receive a pro rata portion of the Distributable Shares upon the terms and conditions in the Contingent Rights Agreement.

●
“Contingent Rights Agreement” means the contingent rights agreement, dated as of February 12, 2025, by and between Artius II and Trustee.

●
“Distributable Shares” means the 1,100,000 Class A Shares to be distributed to non-redeeming Artius II shareholders upon the terms and conditions in the Contingent Rights Agreement.

●
“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended.

●
“Final Prospectus” means the final prospectus to our registration statement on Form S-1 filed in relation to the Initial Public Offering with the SEC on February 12, 2025.

●
“Founder” means Boon Sim.

●
“Founder Shares” means the Class B Shares purchased by Sponsor in a private placement in connection with the Initial Public Offering.

●
“GAAP” means United States generally accepted accounting principles.

●
“Initial Public Offering” or “IPO” means the initial public offering of the Units, pursuant to the registration statement on Form S-1, which was declared effective by the SEC on February 12, 2025 (SEC File No. 333-283020), whereby we completed the offer and sale of 22,000,000 Units on February 14, 2025.

●
“Investment Company Act” means the Investment Company Act of 1940, as amended.

●
“Private Placement Rights” means the 175,000 Rights privately sold as part of the Private Placement Units simultaneously with the closing of the Initial Public Offering.

-iii-

●
“Private Placement Shares” means the 175,000 Class A Shares privately sold as part of the Private Placement Units simultaneously with the closing of the Initial Public Offering.

●
“Private Placement Units” means the 175,000 Units privately sold simultaneously with the closing of the Initial Public Offering.

●
“Public Rights” means the Rights that were issued in the Initial Public Offering as part of the Public Units.

●
“Public Shareholders” means the holders of Public Shares.

●
“Public Shares” means the Class A Shares that were issued in the Initial Public Offering as part of the Public Units.

●
“Public Units” means the Units that were offered and sold in the Initial Public Offering.

●
“Registration Rights Agreement” means the registration rights agreement dated February 12, 2025, between the Company and Sponsor.

●
“Rights” means the rights of Artius II, including our Public Rights and Private Placement Rights, each of which entitles the holder, upon exchange, to receive one-tenth (1/10) of one Class A Share.

●
“Rights Agreement” means the rights agreement by and between Artius II and Trustee, dated as of February 12, 2025.

●
“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.

●
“SEC” means the U.S. Securities and Exchange Commission.

●
“Securities Act” means the U.S. Securities Act of 1933, as amended.

●
“Sponsor” means Artius II Acquisition Partners LLC, a Delaware limited liability company, in its capacity as the sponsor of Artius II.

●
“Trustee” means Continental Stock Transfer & Trust Company, acting in such capacity for Artius II.

●
“Trust Account” means the segregated trust account maintained by Trustee on behalf of Artius II holding the proceeds of the Initial Public Offering and certain concurrent private placements.

●
“Units” means the units of Artius II, each consisting of one Class A Share (including the attached Contingent Right) and one Right.

-iv-

PART I

ITEM 1.
BUSINESS

We are a blank check company or special purpose acquisition company, incorporated on July 25, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K. We disclosed in our Final Prospectus that while we may pursue an initial business combination target in any business or industry, we intended to focus our efforts on technology enabled businesses that directly or indirectly offer specific technology solutions, broader technology software and services, or financial services to companies of all sizes.

We believe that our management team is well positioned to identify attractive business combination opportunities with a compelling industry backdrop, customer proposition and market position; as well as multiple vectors to create value post-combination. Our Founder, board of directors and special advisor have decades of experience identifying, acquiring and operating leading companies in the technology sector; and has developed deep industry networks across operating executives, experts, investors and advisors. Our objective is to generate attractive returns for shareholders and enhance value through both operational improvements and new initiatives to organically or inorganically expand the target business we acquire. We expect to favor potential target businesses with certain industry and business characteristics, including long-term growth prospects, high barriers to entry, opportunities for consolidation, strong recurring revenues, sustainable operating margins and attractive free cash flow characteristics.

General

On February 14, 2025, we completed the Initial Public Offering of the Public Units, each comprised of one Class A Share, one Right, and one Contingent Right, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 175,000 Private Placement Units, each comprised of one Private Placement Share and one Private Placement Right, generating gross proceeds of $1,750,000. Following the closing of the Initial Public Offering, a total of $220,000,000 of the net proceeds was placed in the Trust Account. As of December 31, 2025, the Trust Account balance was approximately $228.1 million.

Since the Initial Public Offering, our activity has been limited to efforts toward locating and completing a suitable initial business combination.

Management Team

Our Founder, Boon Sim, has a multi-decade career providing strategic advisory and investment services to boards and senior executives of multi-national Fortune 500 corporations, governments and institutional investors. Mr. Sim is the Founder and Managing Partner of Artius Capital, an investment firm focused on making private equity and growth investments in technology enabled businesses including software and fintech businesses. Mr. Sim was the founder of Artius I, a special purpose acquisition company (“SPAC”) that raised $724.5 million on Nasdaq in July 2020 and completed its business combination with carbon-negative products maker Origin Materials in June 2021. Previously, Mr. Sim was Advisory Senior Director of Temasek, a financial investment company privately-owned by the Government of Singapore, from 2016 to 2017, and President, Americas Group, Head of Markets Group and Head of Credit and Life Science Portfolio from 2012 to 2016. He was previously the Global Head of Mergers & Acquisitions at Credit Suisse. During his twenty-year career at Credit Suisse and its predecessor, The First Boston Corporation, Mr. Sim held several senior positions of increasing responsibility, including Head of M&A Americas and Co-head of Technology Group. Before joining The First Boston Corporation, Mr. Sim worked as a design engineer at Texas Instruments Inc., focusing on semiconductor design. Mr. Sim has also served on the board of directors of Canada Pension Plan Investment Board since 2020. Mr. Sim received a Master of Science (SM Engineering) degree from the Massachusetts Institute of Technology, a Master of Private & Public Management (MPPM) degree from Yale University and a Bachelor of Engineering (BEng First Class Honors) degree from the National University of Singapore.

Board of Directors

Our independent directors include:

●
Karen Richardson | A non-executive director of BP plc (LON: BP) and Exponent, Inc. (NASDAQ: EXPO).

●
Kevin Costello | An active investor, operator, and advisor to a variety of technology companies.

●
John Stein | An active investor, advisor and board member to a variety of industrial and technology enabled business services companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a technology company that complements the experience of our Founder and board and can benefit from his operational expertise and deal sourcing network. We believe there are multiple themes in technology that are driving large capital investment in the sector, including:

●
Need for continued commercial investment in technology to more effectively manage operations and drive growth;

●
Accelerating B2C and B2B connectivity via mobile, cloud and other digital infrastructures advancements;

●
Increasing digitization across all industries, including those that address consumer preferences and the automation of operations; and

●
Expanding use cases for recent technological developments, including data and analytics, new B2B solutions, artificial intelligence and machine learning, edge computing, Internet of Things and 5G.

Although we are not constrained to any specific sub-sector, we believe that there are multiple continuing secular trends in fintech, software and business services that may lead to an emphasis on those sub-sectors.

We continue to see increased innovation globally in the fintech sector that has continued to drive business formation and financial investment. According to KPMG, there were over 4,500 venture capital, private equity and M&A fintech deals in 2023. Although below the frenzied pace of 2021, activity still remains well above peak pre-COVID levels in terms of number of deals, which we believe is a signal of continued resilience and interest in the sector. Furthermore, we believe that the fintech sector is incredibly diversified with multiple sources of investment opportunities, including electronic payments (B2B/B2C), cross-border payments, real-time capital deployment, mobile application development, big data and analytics, blockchain and artificial intelligence. This is further compounded by the growing need for fintech solutions in emerging markets and small- and medium-sized businesses; much of which has been accelerated by massive advancements in digital infrastructure over the past several years.

We also continue to believe that software provides highly attractive industry characteristics when acquired at the right price. In particular, we continue to see the demand for software grow across all industries as competitive forces require investment in new technology. Software also continues to permeate horizontally within organizations—from application and infrastructure, to security, communication and artificial intelligence. We believe software businesses have multiple supportive market and intrinsic business fundamentals that will continue to attract capital.

Lastly, we believe that the secular trends identified above will continue to drive secular growth in the demand for tech-enabled services. With technology becoming a cornerstone of nearly all modern industries, there is natural demand for products that enhance productivity, enable new markets and create innovative products. Innovations such as fintech, telemedicine and supply chain organization platforms have already revolutionized financial services, healthcare and manufacturing—and reduced IT infrastructure costs has broadened the accessibility of leading edge tech-enabled services platforms to a wide group of businesses. We believe that these businesses will be well-positioned for stable and continuing growth that will be sought after investments.

We believe that our Founder and directors have developed a unique set of capabilities that will provide us with a proprietary list of potential acquisition opportunities, including

●
Deep managerial expertise, with an extensive track record of public market value creation;

●
Track record of acquisitions, including both bolt-on and transformational acquisitions;

●
Proprietary sourcing channels, comprising operating executives, financial sponsors, advisors and others;

●
Ongoing value creation toolkit based on both revenue enhancement and margin expansion; and

●
Extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Our Founder and board will communicate with their global network of relationships to articulate the parameters for our search for a potential business combination and begin the process of pursuing and reviewing potential opportunities. We expect potential transaction sources to include sponsor-owned assets, corporate carve-outs and founder/management owned entities.

We intend to prioritize profitable target businesses that demonstrate sustainable growth and robust cash flow characteristics. We expect to favor potential target companies with certain industry and business characteristics that we believe will provide favorable returns for our shareholders, as set forth in “Investment Criteria,” below.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●
have a large addressable market with a strong existing or potential customer base;

●
have a differentiated or unique product and technology offering with multiple avenues for growth and margin expansion;

●
have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving sustainable growth and profitability;

●
provide a platform for add-on acquisitions, which we believe will be an opportunity for Sponsor and its members and management team to deliver incremental shareholder value post-acquisition;

●
have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

●
are at an inflection point, such as requiring additional management expertise, or are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●
have a recurring revenue model and generate high free cash flow;

●
are fundamentally sound companies that are underperforming their potential;

●
exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been mis-valued by the marketplace based on our analysis and due diligence review;

●
will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

●
can benefit from being publicly traded, are prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission (“SEC”).

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Acquisition Process

In evaluating a prospective target business, we expect to conduct, and have conducted, due diligence reviews that may encompass, among other things, meetings with incumbent management and employees, document reviews, market surveys, consultant studies and inspection of facilities, as well as a review of financial and other information that will be made available to us. We have also utilized our management team’s operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team, including our independent directors, directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which they have then-current fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Corporate Information

Our executive offices are located at 3 Columbus Circle, Suite 1609, New York, NY 10019, and our telephone number is 212-309-7668. We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Class A Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Employees

We currently have one officer: Boon Sim. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

ITEM 1A.
RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Such risks include, but are not limited to:

●
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●
Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares and Private Placement Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●
Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●
Sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●
If you elect to exercise your redemption rights with respect to the Public Shares, you will be deemed to have tendered your Contingent Rights for no additional consideration, and as a result are not entitled to receive any distribution of Distributable Shares in respect of such redeemed Public Shares.

●
The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●
The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable initial business combination or optimize our capital structure, and may substantially dilute your investment in us.

●
The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●
If we seek shareholder approval of our initial business combination, Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or rights from Public Shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of the Class A Shares or rights.

●
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

●
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●
The nominal purchase price paid by Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination and Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the initial business combination causes the trading price of our ordinary shares to materially decline.

●
The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of Public Shares at such time is substantially less than $10.00 per share.

●
If the net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●
Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●
We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investor.

●
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation.

●
Depending on the details of our initial business combination, a U.S. federal excise tax could be imposed on us in connection with any redemptions of the Class A Shares in connection with such initial business combination.

●
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●
Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conflicts and rising tensions around the world, including the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia.

●
Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●
We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders and/or right holders.

●
The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

RISK FACTORS

Risks Relating to our Search for, Consummation of or Inability to Consummate, a Business
Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares and Private Placement Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the initial business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares and Private Placement Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the initial business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

Our initial shareholders currently own 20.5% of our issued and outstanding ordinary shares (including Private Placement Shares).

Our initial shareholders and management team also may from time to time purchase Class A Shares prior to our initial business combination. Our Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our initial shareholders’ Founder Shares and shares underlying the Private Placement Units, we would need 8,162,501, or 37.1%, of the 22,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A Shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Articles, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, in addition to obtaining approval of our initial business combination by ordinary resolution, the approval of the statutory merger or consolidation will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

If you elect to exercise your redemption rights with respect to the Public Shares, you will be deemed to have tendered your Contingent Rights for no additional consideration, and as a result, will not receive any Distributable Shares in respect of such redeemed Public Shares.

In connection with our initial business combination, Public Shareholders will have the opportunity to exercise their right to redeem their Class A Shares for cash. However, our Distributable Shares will be distributed only to the holders of record of those of the Class A Shares that remain outstanding after such redemptions. Accordingly, to the extent that you elect to redeem the Public Shares, you will not receive any Distributable Shares in respect of such shares. Contingents Rights are attached to the Public Shares, are not separately transferable, assignable or saleable, and are not evidenced by any certificate or instrument.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete an initial business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents or proxy statement mailed to our Public Shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will be adjusted and not paid with respect to any shares that are redeemed in connection with an initial business combination. The advisory fee payable to Santander US Capital Markets LLC will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions. In addition, the per-share value of shares held by non-redeeming shareholders after such redemptions will also reflect our obligation to pay the advisory fee to Santander US Capital Markets LLC.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related initial business combination and may instead search for an alternate initial business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable initial business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Shares results in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will be adjusted and not paid with respect to any shares that are redeemed in connection with an initial business combination. The advisory fee payable to Santander US Capital Markets LLC will be paid without adjustment upon closing of our initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the deferred underwriting compensation. In addition, the per-share value of shares held by non-redeeming shareholders after such redemptions will also reflect our obligation to pay the advisory fee to Santander US Capital Markets LLC. The above considerations may limit our ability to complete the most desirable initial business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable initial business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Shares result in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable initial business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of the Class A Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriter will be adjusted and not paid with respect to any shares that are redeemed in connection with an initial business combination. The advisory fee payable to Santander US Capital Markets LLC will be paid without adjustment upon closing of our initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. In addition, the per-share value of shares held by non-redeeming shareholders after such redemptions will also reflect our obligation to pay the advisory fee to Santander US Capital Markets LLC. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “—Risks Relating to Our Securities—The nominal purchase price paid by Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the initial business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the Completion Window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate an initial business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Santander US Capital Markets LLC is entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon the completion of our initial business combination. In addition, Santander US Capital Markets LLC is entitled to receive an advisory fee of $6,000,000 that will be released from the Trust Account upon the completion of our initial business combination. We have also engaged Santander US Capital Markets LLC or its respective affiliates to provide additional services to us after the Initial Public Offering. As a result, these financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

Santander US Capital Markets LLC is entitled to receive deferred underwriting commissions that are conditioned on the completion of our initial business combination. In addition, Santander US Capital Markets LLC is entitled to receive an advisory fee of $6,000,000 that is also conditioned on the completion of our initial business combination. We have also engaged Santander US Capital Markets LLC or its respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. In connection with any additional services provided to us, we may pay Santander US Capital Markets LLC or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

As a result, these financial interests tied to the consummation of an initial business combination transaction may give rise to potential conflicts of interest in providing any additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. Santander US Capital Markets LLC is under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions. Similarly, Santander US Capital Markets LLC is under no obligation to provide any further services to us in order to receive all or any part of its advisory fee.

We may not be able to complete our initial business combination within the Completion Window, in which case we would redeem our Public Shares and our Distributable Shares will not be issued.

We may not be able to find a suitable target business and complete our initial business combination within the Completion Window after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may only receive $10.37 per share as of December 31, 2025, or possibly less, our rights will expire without value to the holder and our Distributable Shares will not be issued. In certain circumstances, our Public Shareholders may receive less than $10.37 per share as of December 31, 2025, on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share initially held in the Trust Account” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Rights may be worthless.

We have until August 14, 2026 (or February 14, 2027 if we have executed a definitive agreement for an initial business combination by August 14, 2026) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period and we wish to further extend the date by which we must consummate our initial business combination, we will seek shareholder approval to amend our Articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Rights may be worthless.

If we seek shareholder approval of our initial business combination, Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or rights from Public Shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of the Class A Shares or Rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares, Rights or Units in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of Public Rights outstanding and/or increase the likelihood of approval on any matters submitted to the public right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or rights from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●
our registration statement/proxy statement filed for our initial business combination transaction would disclose the possibility that Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●
if Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or rights from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●
our registration statement/proxy statement filed for our initial business combination transaction would include a representation that any of our securities purchased by Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the initial business combination transaction;

●
Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●
we would disclose in a Form 8-K, before our security holder meeting to approve the initial business combination transaction, the following material items:

●
the amount of our securities purchased outside of the redemption offer by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●
the purpose of the purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●
the impact, if any, of the purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the initial business combination transaction will be approved;

●
the identities of our security holders who sold to Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●
the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the Class A Shares, you may lose the ability to redeem all such shares in excess of 15% of the Class A Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, our Rights will expire worthless and our Distributable Shares will not be issued.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, our Rights will expire worthless and our Distributable Shares will not be issued.

If the net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

We believe that net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account are sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate.

We could use net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account to pay fees to consultants to assist us with our search for a target business. We could also use such amounts as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from Sponsor, our management team or other third parties to operate or may be forced to liquidate. Neither Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from net proceeds from the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account or from funds released to us upon completion of our initial business combination. In addition, if Sponsor or certain of our directors and officers makes any working capital loans, up to $1,500,000 of such loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares would be identical to the Private Placement Shares. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than Sponsor or an affiliate of Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.37 per share as of December 31, 2025, or possibly less, on our redemption of our Public Shares, our Rights will expire worthless and our Distributable Shares will not be issued.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share initially held in the Trust Account.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Withum Smith+Brown, PC, our independent registered public accounting firm, and Santander US Capital Markets LLC will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of the Initial Public Offering, Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or initial business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, net of taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked Sponsor to reserve for such indemnification obligations, nor have we independently verified whether Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share initially held in the Trust Account. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of taxes payable, and Sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per public share initially held in the Trust Account.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy, insolvency or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy, winding-up or insolvency petition or an involuntary bankruptcy, winding-up or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC initial business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed initial business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●
restrictions on the nature of our investments; and

●
restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

●
In addition, we may have imposed upon us burdensome requirements, including:

●
registration as an investment company;

●
adoption of a specific form of corporate structure; and

●
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended initial business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, Trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of the Class A Shares or pre-initial business combination activity; or (iii) absent an initial business combination within the Completion Window, from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.37 per share as of December 31, 2025, on the liquidation of our Trust Account and our Rights will expire worthless, our Distributable Shares will not be issued and our Public Shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following an initial business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds held in the Trust Account are held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, Trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the Trust Account than we would earn if the Trust Account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the Trust Account still may be released to us for taxes payable. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank could reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. In addition, we could nevertheless and at any time be considered to be operating as an unregistered investment company. If we are found to be operating as an unregistered investment company, we may be required to change our operations, wind down our operations, or register as an investment company. If we are required to wind down our operations as a result of this status, and are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.37 per share as of December 31, 2025, on the liquidation of our Trust Account and our Rights will expire worthless, and our Public Shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following an initial business combination. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the company, our rights would expire worthless, and our Distributable Shares will not be issued and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the Trust Account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). While we intend to place our deposits in high-quality banks, only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conflicts and rising tensions around the world, including the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflicts and rising tensions around the world such as the Russian invasion of Ukraine, the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify an initial business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the Completion Window, our Public Shareholders may be forced to wait beyond August 14, 2026 (or February 14, 2027 if we have executed a definitive agreement for an initial business combination by August 14, 2026) before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the Completion Window (as it may be extended), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the Completion Window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with management, and the holders of the Class A Shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of the Class A Shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we anticipate focusing primarily on the technology sector with significant interest in fintech, software and business services as broadly defined, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue a business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Articles prohibits us from effectuating an initial business combination solely with another blank check company or similar company with nominal operations.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially and/or operationally unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially and/or operationally unstable or a development stage entity, which may necessitate significant effort to improve or turn around such company’s financial and/or operational performance and future viability. If we combine with a business in the fintech sector, we may be affected by the risks inherent in this sector, such as evolving regulatory requirements and cybersecurity risks. In recent years, a number of target businesses have underperformed financially post-initial business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an initial business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider an initial business combination outside of our management’s areas of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive initial business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular initial business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue an initial business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the Final Prospectus and this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are currently 417,825,000 and 44,500,000 authorized but unissued Class A Shares and Class B Shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon conversion of outstanding rights or shares issuable upon conversion of the Class B Shares. The Class B Shares are automatically convertible into Class A Shares (which such Class A Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) in connection with the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles, including in certain circumstances in which we issue Class A Shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B Shares into Class A Shares where the holders of such shares have waived any rights to receive funds from the Trust Account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with Public Shares on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. In addition, in order to finance transaction costs in connection with an intended initial business combination, Sponsor or an affiliate of Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender. The issuance of additional ordinary or preference shares:

●
may significantly dilute the equity interest of our investors, which dilution would increase if the anti-dilution provisions in the Class B Shares resulted in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Class B Shares;

●
may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded the Class A Shares;

●
could cause a change in control if a substantial number of Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●
may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●
may adversely affect prevailing market prices for our Units, Class A Shares and/or rights.

Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A Shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A Shares (which such Class A Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B Shares convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A Shares outstanding upon the completion of the Initial Public Offering (including any Class A Shares issued pursuant to the underwriter’s over-allotment option and excluding the shares underlying Private Placement Units issued to Sponsor), plus (ii) all Class A Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent shares issued to Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans); provided, that the Distributable Shares and Sponsor’s forfeiture of a number of Class B Shares equal to the number of Distributable Shares will be disregarded for purposes of this adjustment. Such adjustment may result in material dilution to our Public Shareholders.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, at a price that approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-initial business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Since only holders of our Class B Shares have the right to vote on the appointment of directors, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of an initial business combination, only holders of our Class B Shares have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●
we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had a working capital deficit of $1,205,642. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of Sponsor, Founder, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, and any other holder of our Founder Shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 31, 2024, Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. Subsequently, in October 2024, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owns an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor was deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the Initial Public Offering underwriter in full. On February 14, 2025, the underwriter partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 500,000 Founder Shares are no longer subject to forfeiture and 250,000 Founder Shares were forfeited, resulting in Sponsor holding 5,500,000 Founder Shares.

Prior to the initial investment in the company of $25,000 by Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, Sponsor purchased an aggregate of 175,000 Private Placement Units, at a price of $10.00 per Unit, or $1,750,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. The Private Placement Units will be worthless if we do not complete our initial business combination. In addition, our independent directors will receive for their investments in Sponsor an indirect interest in the Founder Shares and Private Placement Units through membership interests in Sponsor. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target initial business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial business combination.

The ownership interest of Sponsor may change, and Sponsor may divest its ownership interest in us before identifying an initial business combination, which could deprive us of key personnel.

Our Founder, Boon Sim, who is our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole managing member of Sponsor and controls the management of Sponsor, including the exercise of voting and investment discretion over the securities of our company held by Sponsor. Pursuant to a letter agreement to be entered with us, each of Sponsor, Founder, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the Founder Shares and Private Placement Units. Consequently, unless Sponsor transfers Founder Shares pursuant to exceptions to the transfer restrictions under the letter agreement, the Founder Shares will continue to be owned by Sponsor until the expiration of the transfer restrictions following the consummation of our initial business combination. Sponsor’s operating agreement generally prohibits transfers of membership interests without the consent of Sponsor’s governing body, which is comprised of the managing members of Sponsor. As the sole managing member of Sponsor, Mr. Sim may consent to transfers of membership interests. As a result, there is a risk that Sponsor (or Mr. Sim) may divest its (or his or our officers’ and directors’) ownership or economic interests in us or in Sponsor before an initial business combination target is identified, which would likely result in the company’s loss of certain key personnel, including Mr. Sim. Additionally, there can be no assurance that any replacement sponsor or key personnel will successfully identify an initial business combination target for us, or, even if one is so identified, successfully complete such initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one initial business combination with the proceeds from the Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Units provided us with $208,150,000 that we may use to complete our initial business combination (after taking into account the $250,000 of underwriting commissions paid to Santander US Capital Markets LLC upon the closing of the Initial Public Offering and $6,600,000 of deferred underwriting commissions, being held in the Trust Account upon and subject to the closing of our initial business combination). Such amounts also take into account an advisory fee of $6,000,000 payable to Santander US Capital Markets LLC upon and subject to the closing of our initial business combination, being held in the Trust Account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several initial business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●
solely dependent upon the performance of a single business, property or asset, or

●
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete initial business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other initial business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple initial business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all Class A Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate initial business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments. For example, SPACs have extended the time to consummate an initial business combination. Amending our Articles and our Contingent Rights Agreement will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and amending our Rights Agreement will require a vote of holders of at least 50% of the Rights. In addition, our Articles requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Articles or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Sponsor, who beneficially owns 20.5% of our ordinary shares, will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-initial business combination behavior more easily than some other SPACs, and this may increase our ability to complete an initial business combination with which you do not agree.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may target businesses with enterprise values that are greater than we could acquire with the net proceeds from the Initial Public Offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sponsor controls the appointment of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Sponsor owns 20.5% of our issued and outstanding ordinary shares (including Private Placement Shares). Accordingly, Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of Sponsor. In addition, the Founder Shares, all of which are held by Sponsor, entitles the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B Shares are entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you do not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If Sponsor purchases any additional Class A Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities of Artius II. Factors that would be considered in making such additional purchases would include consideration of the current trading price of the Class A Shares. In addition, our board of directors, whose members were appointed by Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination.

If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and Sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B Shares have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, Sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on—among other factors—the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our Articles, including as a result of extended regulatory review of a potential business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our rights may be worthless.

Attractive targets for SPACs may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested to consummate an initial business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for SPACs have already entered into an initial business combination, and there are numerous SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are numerous SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close initial business combinations or operate targets post-initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors or at all.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended initial business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable FDIC insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards as issued by the International Accounting Standards Board depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-initial business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Additionally, if we complete our initial business combination in a transaction with a division of a company that necessitates a significant carve-out to establish it as a stand-alone entity, such transaction would involve complex considerations and challenges, including the potential impacts on existing relationships, resources, and the overall strategic direction of the carved-out company, as well as the preparation of financial statements of the carve-out entity. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and right holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our initial business combination in a manner that requires shareholders and/or right holders to recognize gain or income for tax purposes; effect an initial business combination with a target company in another jurisdiction; or transfer by way of continuation to a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or right holders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a shareholder or a right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. In addition, shareholders and right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect an initial business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such an initial business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border initial business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●
costs and difficulties inherent in managing cross-border business operations;

●
rules and regulations regarding currency redemption;

●
complex corporate withholding taxes on individuals;

●
laws governing the manner in which future initial business combinations may be effected;

●
exchange listing and/or delisting requirements;

●
tariffs and trade barriers;

●
regulations related to customs and import/export matters;

●
local or regional economic policies and market conditions;

●
unexpected changes in regulatory requirements;

●
challenges in managing and staffing international operations;

●
longer payment cycles;

●
tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●
currency fluctuations and exchange controls;

●
rates of inflation;

●
challenges in collecting accounts receivable;

●
cultural and language differences;

●
employment regulations;

●
underdeveloped or unpredictable legal or regulatory systems;

●
corruption;

●
protection of intellectual property;

●
social unrest, crime, strikes, riots and civil disturbances;

●
regime changes and political upheaval;

●
terrorist attacks, natural disasters, widespread health emergencies and wars; and

●
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may transfer by way of continuation to another jurisdiction, which may result in taxes imposed on shareholders or right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Shares will be entitled to vote prior to our initial business combination), transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or right holder to recognize taxable income in the jurisdiction in which the shareholder or right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or right holders to pay such taxes. Shareholders or right holders may be subject to withholding taxes or other taxes with respect to their ownership of the Class A Shares or rights after the reincorporation or continuation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the initial business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, based on the existing relationships of our Founder sponsor, directors and officers, their level of indirect financial investment in us and the potential loss of such investment if no initial business combination is consummated, the fact that we may consummate an initial business combination with a target in the technology sector with significant interest in fintech, software and business services as broadly defined, or even outside such areas, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For additional information about our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Sponsor, Founder, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. our Sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue an initial business combination and the order in which they pursue initial business combinations for any of their existing or future blank check companies. As a result, our Sponsor, officers and directors may pursue initial business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing initial business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such initial business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

For additional information about our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, based on the existing relationships of our Founder, sponsor, directors and officers, their level of indirect financial investment in us and the potential loss of such investment if no initial business combination is consummated, the fact that we may consummate an initial business combination with a target in the technology sector with significant interest in fintech, software and business services as broadly defined, or even outside such areas, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Units (and the securities underlying the Private Placement Units), indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of the Initial Public Offering will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within the Completion Window, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Rights do not have any right to the proceeds held in the Trust Account with respect to the Rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $100,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●
a limited availability of market quotations for our securities;

●
reduced liquidity for our securities;

●
a determination that the Class A Shares are a “penny stock” which will require brokers trading in the Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●
a limited amount of news and analyst coverage; and

●
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A Shares and Rights qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of the Public Shares to materially decline.

We offered our Units in the Initial Public Offering at an offering price of $10.00 per Unit and the amount in our Trust Account was initially $10.00 per Public Share, implying an initial value of $10.00 per Public Share. However, prior to the Initial Public Offering, Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into Public Shares.

The following table shows the Public Shareholders’ and Sponsor’s investment per share and how these compare to the implied value of one Class A Share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $207,400,000 (which is the amount we would have in the Trust Account following payment of the advisory fee and underwriter’s fees, including deferred fees and underwriting commissions), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial business combination and (iv) all Founder Shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our Public Rights and Private Placement Rights, (ii) the trading price of our Class A Shares, (iii) the initial business combination transaction costs (other than the payment of $6,600,000 of deferred underwriting commissions and the $6,000,000 advisory fee), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third-party investors or (vi) the target’s business itself.

Public Shares (1)	22,000,000
Private Placement Shares (2)	175,000
Founder Shares (3)	5,500,000
Class A Shares issuable upon conversion of Public Rights	2,200,000
Class A Shares issuable upon conversion of Private Placement Rights	17,500
Total Artius II Shares	27,675,000
Total funds in Trust Account available for initial business combination (4)	$207,400,000
Public Shareholders’ investment per Class A Share (5)	$10.00
Sponsor’s investment per Class B Share (6)	$0.005
Implied value per Public Share (7)	$9.43
Implied value per Artius II Share upon consummation of initial business combination (3) (8)	$7.49

(1)
Does not include the additional 2,200,000 Class A Shares issuable upon conversion of the 22,000,000 Public Rights upon the consummation of an initial business combination.
(2)
Does not include the additional 17,500 Class A Shares issuable upon conversion of the 175,000 Private Placement Rights upon the consummation of an initial business combination.
(3)
All Founder Shares would automatically convert into Class A Shares upon completion of our initial business combination or earlier at the option of the holder on a one-for-one basis.
(4)
Total funds in Trust Account available for initial business combination reduced by $0.30 per unit on all units sold ($6,600,000 in the aggregate) payable to the underwriter for deferred underwriting commissions and the $6,000,000 advisory fee payable to Santander US Capital Markets LLC upon and subject to the closing of our initial business combination.
(5)
While the Public Shareholders’ investment is in both the Public Shares and the Public Rights, for purposes of this table the full investment amount is ascribed to the Public Shares only and assumes no distribution of Distributable Shares.
(6)
The total investment in the equity of the company by Sponsor is $1,775,000, consisting of (i) $25,000 paid by Sponsor for the Founder Shares and (ii) $1,750,000 paid by Sponsor for 175,000 private placement units. For purposes of this table, Sponsor’s investment in the private placement units has been disregarded as it is assumed to be consumed for working capital purposes prior to the initial business combination.
(7)
Implied value per Public Share is defined as the funds available for the initial business combination divided by the outstanding 22,000,000 Public Shares.
(8)
Implied value per Artius II Share is defined as the funds available for the initial business combination divided by the outstanding 27,675,000 Artius II Shares.

Based on these assumptions, each Class A Share would have an implied value of $7.49 per share upon completion of our initial business combination, representing an approximately 21% decrease from the initial implied value of $9.43 per Public Share. While the implied value of $7.49 per Class A Share upon completion of our initial business combination would represent a dilution to our Public Shareholders, this would represent a significant increase in value for Sponsor relative to the price it paid for each Founder Share. At $7.49 per Class A Share, the 5,500,000 Class A Shares that Sponsor would own upon completion of our initial business combination (assuming no exercise of the over-allotment option, excluding the 175,000 private placement shares and the distribution of Distributable Shares and forfeiture of Founder Shares concurrently therewith, and after automatic conversion of the 5,500,000 Founder Shares) would have an aggregate implied value of $41,195,000. As a result, even if the trading price of our Class A Shares significantly declines, the value of the Founder Shares held by Sponsor will be significantly greater than the amount Sponsor paid to purchase such shares. In addition, Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A Shares after the initial business combination is as low as $0.32 per share. As a result, Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A Shares even if the trading price of our Class A Shares declines after we complete our initial business combination. Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the Trust Account for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A Shares.

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.00 per Public Share.

Sponsor invested in us an aggregate of $1,775,000, comprised of the $25,000 purchase price for the Founder Shares and the $1,750,000 purchase price for the Private Placement Units. Assuming a trading price of $10.00 per Public Share upon consummation of our initial business combination, the 5,500,000 Founder Shares (excluding the 175,000 Private Placement Shares, the distribution of Distributable Shares and forfeiture of Founder Shares concurrently therewith, after automatic conversion of the 5,500,000 Founder Shares) would have an aggregate implied value of $55,000,000. Even if the trading price of our ordinary shares were as low as $0.322 per share, and disregarding the Private Placement Units, the value of the Founder Shares would be equal to Sponsor’s aggregate initial investment in us. As a result, Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, members of our management team, who own interests in Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares. In addition, our independent directors who are also non-managing members of Sponsor may have different interests than Public Shareholders due to their upfront indirect investment in us.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for the Class A Shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including, but not limited to, (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provision to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders and/or right holders.

We may, in connection with our initial business combination or otherwise, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Shares will have the right to vote), reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder and/or right holder to recognize taxable income in the jurisdiction in which the shareholder and/or right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders and/or right holders to pay such taxes. Shareholders and/or right holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuance.

We may amend the terms of the rights in a manner that may be adverse to holders of Public Rights with the approval by the holders of at least 50% of the then-outstanding Public Rights. As a result, the number of Class A Shares to be received upon the automatic conversion of a right could be decreased, all without your approval.

Our rights were issued in registered form under the Rights Agreement. The Rights Agreement provides that the terms of the rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Rights Agreement to the description of the terms of the rights and the Rights Agreement set forth in the Final Prospectus or (ii) adding or changing any provisions with respect to matters or questions arising under the Rights Agreement as the parties to the Rights Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the rights, provided that the approval by the holders of at least 50% of the then-outstanding Public Rights is required to make any change that adversely affects the interests of the registered holders of Public Rights. Accordingly, we may amend the terms of the Public Rights in a manner adverse to a holder of Public Rights if holders of at least 50% of the then-outstanding Public Rights approve of such amendment. Although our ability to amend the terms of the Public Rights with the consent of at least 50% of the then-outstanding Public Rights is unlimited, examples of such amendments could be amendments to, among other things, convert the rights into cash or shares or decrease the number of Class A Shares to be received upon the automatic conversion of a right.

Our Rights Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of right holders to obtain a favorable judicial forum for disputes with our company.

Our Rights Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Rights Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Rights Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our Rights Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Rights Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such right holder in any such enforcement action by service upon such right holder’s counsel in the foreign action as agent for such right holder. This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Rights Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our rights may have an adverse effect on the market price of the Class A Shares and make it more difficult to effectuate our initial business combination.

We issued 22,000,000 Units that consist of one Class A Share and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination. Additionally, Sponsor has purchased an aggregate of 175,000 Private Placement Units, at a price of $10.00 per Unit, or $1,750,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering, each such Unit including a Private Placement Right. In addition, if Sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Shares upon the automatic conversion of these rights could make us a less attractive acquisition vehicle to a target business. Such rights, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business transaction. Therefore, our rights may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one right to receive one-tenth (1/10) of one Class A Share, only rights representing whole shares may be exercised, and the Units may be worth less than Units of other SPACs.

Each Unit contains one right to receive one-tenth (1/10) of one Class A Share. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Shares to be issued to the right holder. We have established the components of the Units in this way in order to reduce the dilutive effect of the rights upon completion of an initial business combination since the rights will be automatically converted in the aggregate for one-tenth (1/10) of the number of shares compared to Units that each contain a right to receive one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a right to receive one share.

Holders of Class A Shares are not entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of the Class A Shares, our Public Shareholders do not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to Sponsor and other holders of our Private Placement Shares may make it more difficult to complete our initial business combination, and the future conversion of such rights may adversely affect the market price of the Class A Shares.

Pursuant to the Registration Rights Agreement, Sponsor and its permitted transferees can demand that we register the Class A Shares into which Founder Shares are convertible, and holders of our Private Placement Shares and their permitted transferees can demand that we register their Private Placement Shares, including such shares underlying the Private Placement Rights and Private Placement Shares that may be issued upon conversion of working capital loans. We will bear the cost of registering these shares. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Class A Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of the Class A Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Shares or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year that is included in the holding period of a U.S. holder of the Class A Shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC startup exception. Depending on the particular circumstances the application of the startup exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the startup exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the United States Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of the Class A Shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions (and other rules that may significantly reduce the amount of any stock buyback tax liability). If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The stock buyback tax is imposed on the repurchasing corporation and not on its stockholders.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A Shares. However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we could domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions that are treated as repurchases for this purpose (which may include redemptions in connection with our initial business combination, depending on the details of such business combination and the timing of such redemptions). In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure and other details of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases.

Any stock buyback taxes we incur could reduce the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Class A Shares held by non-affiliates exceeds $700 million as of June 30 of any year before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-initial business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-initial business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-initial business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-initial business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors or at all.

Increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.
CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on digital technologies, including those of third parties with which we may deal, as noted in Item 1A. Risk Factors of this Form 10-K. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

ITEM 2.
PROPERTIES

We currently maintain our principal executive offices at 3 Columbus Circle, Suite 1609, New York, NY 10019. We consider our current office space adequate for our current operations.

ITEM 3.
LEGAL PROCEEDINGS

From time to time, we may be party to or otherwise involved in legal proceedings arising in the ordinary course of business. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would reasonably be expected to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.
MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A Shares and Rights are each traded on the Nasdaq under the symbol “AACBU,” “AACB” and “AACBR,” respectively.

Holders

As of March 18, 2026, there was one holder of record of the Units, one holder of record of the Rights, one holder of record of the Class A Shares and one holder of record of the Class B Shares.

Dividends

We have not paid any cash dividends on the Class A Shares and Class B Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On February 14, 2025, we consummated our Initial Public Offering of 22,000,000 Public Units, which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $220,000,000. Santander US Capital Markets LLC acted as sole underwriter of the Initial Public Offering. The securities in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-283020). The SEC declared the registration statement effective on February 12, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 175,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,750,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units have terms and provisions that are identical to those of the Public Units. The Private Placement Units (including the Private Placement Shares, Private Placement Rights and Class A Shares issuable upon conversion of such Private Placement Rights) will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination (except, among other limited exceptions as described in the final prospectus for the Initial Public Offering, to our officers and directors and other persons or entities affiliated with Sponsor). The Private Placement Units do not include any Contingent Rights.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Units, a total of $220,000,000 was placed in the Trust Account. We paid a total of $7,537,261 in transaction costs related to the Initial Public Offering, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

Use of Proceeds

On February 14, 2025, we consummated the Initial Public Offering of 22,000,000 Units, which included the partial exercise by the underwriter, Santander US Capital Markets LLC, of the Initial Public Offering (the “Underwriter”) of its over-allotment option in the amount of 2,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $220,000,000. The securities in the offering were registered under the Securities Act on Form S-1 (File No. 333-283020). The registration statement became effective on February 12, 2025.

In connection with the Initial Public Offering, we incurred offering costs of approximately $750,000 (excluding $6,600,000 of deferred underwriting fees payable to the Underwriter upon completion of our initial business combination). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of an initial business combination, if consummated) and the Initial Public Offering expenses, $220,000,000 of the net proceeds from the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account. The net proceeds from the Initial Public Offering and certain proceeds from the sale of the Private Placement Units are held in the Trust Account and invested as described elsewhere in this Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of Private Placement Units as is described in our Final Prospectus.

ITEM 6.
[RESERVED]

Not applicable.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on July 25, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 25, 2024 (inception) through December 31, 2025 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $136,237, which consists of general and administrative expenses of $1,943,549 and $6,000,000 in advisory fees, partially offset by interest income on marketable securities held in the Trust Account of $8,079,786.

For the period from July 25, 2024 (inception) through December 31, 2024, we had a net loss of $85,274, which consists of general and administrative expenses.

Liquidity and Capital Resources

On February 14, 2025, we consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 175,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,750,000. Each Private Placement Unit consists of one Private Placement Share and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Units, a total of $220,000,000 was placed in the Trust Account. We incurred $7,537,261 in transaction costs related to the Initial Public Offering, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $842,148. Net income of $136,237 was affected by interest earned on marketable securities held in the Trust Account of $8,079,786. Changes in operating assets and liabilities provided $7,101,401 of cash for operating activities.

For the period from July 25, 2024 (inception) through December 31, 2024, no cash was used in operations. Net loss of $85,274 consisted of formation costs paid by Sponsor in exchange for issuance of Class B Shares of $11,804 and the payment of operation costs of $38,300 through a promissory note. Changes in operating assets and liabilities provided $34,975 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of $228,079,786 (including approximately $8,079,786 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares would be identical to the Private Placement Shares.

As of December 31, 2025, the Company had operating cash and cash equivalents of $32,193 and a working capital deficit of $1,205,642. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if an initial business combination is not consummated by the end of the Completion Window, currently August 14, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through an initial business combination. However, there can be no assurance that the Company will be able to consummate any initial business combination by the end of the Completion Window.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. We began incurring these fees on February 14, 2025 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriter is entitled to a deferred underwriting discount of $0.30 per Unit or $6,600,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7.A.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Boon Sim	63	Director, Chief Executive Officer, Chief Financial Officer and Chairman
John Stein	61	Director
Kevin Costello	63	Director
Karen Richardson	63	Director

Boon Sim has been our Chief Executive Officer, Chief Financial Officer and a director of the company since July 25, 2024. Mr. Sim is the Founder and Managing Partner of Artius Capital, an investment firm focused on making private equity and growth investments in technology-enabled businesses including software and fintech businesses. Mr. Sim was the founder of Artius I, a SPAC that raised $724.5 million on Nasdaq in July 2020 and completed its initial business combination with carbon-negative products maker Origin Materials in June 2021. Previously, Mr. Sim was Advisory Senior Director of Temasek, a financial investment company privately-owned by the Government of Singapore, from 2016 to 2017, and President, Americas Group, Head of Markets Group and Head of Credit and Life Science Portfolio from 2012 to 2016. He was previously the Global Head of Mergers & Acquisitions at Credit Suisse. During his twenty-year career at Credit Suisse and its predecessor, The First Boston Corporation, Mr. Sim held several senior positions of increasing responsibility, including Head of M&A Americas and Co-head of Technology Group. Before joining The First Boston Corporation, Mr. Sim worked as a design engineer at Texas Instruments Inc., focusing on semiconductor design. Mr. Sim has also served on the board of directors of Canada Pension Plan Investment Board since 2020. Mr. Sim received a Master of Science (SM Engineering) degree from the Massachusetts Institute of Technology, a Master of Private & Public Management (MPPM) degree from Yale University and a Bachelor of Engineering (BEng First Class Honors) degree from the National University of Singapore. Mr. Sim was selected to serve on our board of directors due to his significant financial investment experience.

Kevin Costello has served on our board of directors since February 12, 2025. Mr. Costello has been an active investor, operator, and advisor to a variety of technology companies. He currently sits on the board of Elemica, Inc., Kahua, Inc., Unison Software, Inc., NPI, LLC and Ankura Consulting Group, LLC, all privately held companies. Mr. Costello was a director of Artius I, which successfully completed its initial business combination with carbon-negative products maker Origin Materials in June 2021. He was formerly lead independent director of Rackspace Inc. and a director of Cbeyond, Inc., The Rainmaker Group, Inc., PRGX Global, Inc., FinancialForce.com, Inc., Blue Cat Networks, Inc. and Kaufman, Hall & Associates, LLC. He was executive chairman of Top Tech Holdings, Inc. Mr. Costello served as a director of Vantiv, Inc. from 2014 to 2017 and as a director of its successor Worldpay until 2019. Mr. Costello served in a variety of senior roles at Ariba, Inc. from 2002 to 2007 and as President from 2007 until its acquisition by SAP in 2012. Following that acquisition, Mr. Costello served as president of Ariba, an SAP Company, from 2012 to 2014. Prior to joining Ariba, Mr. Costello spent 18 years with Andersen Business Consulting, during which he served in various senior management positions. He graduated from the University of Illinois with a BS in accounting. Mr. Costello was selected to serve on our board of directors due to his leadership experience with public companies and technology and software companies as well as his background in finance and accounting.

Karen Richardson has served on our board of directors since February 12, 2025. Ms. Richardson has a breadth of experience in the technology services industry and currently serves as a non-executive director of BP plc and lead independent director of Exponent, Inc. Ms. Richardson was a director of Artius I, which successfully completed its initial business combination with carbon-negative products maker Origin Materials in June 2021. Ms. Richardson served as the chairman of the board at Origin Materials Inc. from 2021 until 2024 and was a director of Doma Holdings, Inc. Ms. Richardson served as a director of Worldpay, Inc. from January 2018 until July 2019. Prior to this, Ms. Richardson was an independent non-executive director of Worldpay Group plc from 2016 to 2018. Ms. Richardson also served as a non-executive director at BT Plc from 2011-2018. Prior to her time at Worldpay and BT, Ms. Richardson held a number of senior sales and marketing roles in technology companies, including her tenure as Chief Executive Officer at Epiphany Inc. between 2003 and 2006. Ms. Richardson has also served as an advisor to Silver Lake Partners and has served on a number of private company boards, including i2 Holdings, Ayasdi AI LLC, Hackerrank, Convercent, Inc., VirtuO2 and Hi5 Networks, Inc. She holds a Bachelor of Science degree in Industrial Engineering from Stanford University and was awarded distinctions from the Stanford Industrial Engineering Department and the American Institute of Industrial Engineers. Ms. Richardson was selected to serve on our board of directors due to her leadership experience in technologically complex organizations.

John Stein has served on our board of directors since February 12, 2025. Since 2001, Mr. Stein has been a founding principal of Fidelis Capital, an SEC registered investment advisor advising private investment funds making direct equity investments in private companies. In this capacity, he has served on the boards of numerous private companies. Mr. Stein also is a co-founder and the Chairman of IntraMicron, Inc. Mr. Stein served on the boards of Wise Metals Group from 2008 to 2014 and of Golden Enterprises from 2010 to 2016. Additionally, Mr. Stein served for over 20 years as the Chairman of the Board of Directors of Raycom Media. Mr. Stein received his J.D. from the University of Virginia School of Law, an MBA from Auburn University at Montgomery, and a BS in Business Administration from Auburn University. Mr. Stein is a Chartered Financial Analyst. Mr. Stein was selected to serve on our board of directors due to his extensive financial advisory and governance experience.

There are no family relationships among any of the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of our executive officers, directors and nominees listed above are U.S. citizens.

As of the date hereof, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Corporate Governance

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and are divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our Articles relating to these rights of holders of Class B Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Costello will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Ms. Richardson and Mr. Stein will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Mr. Sim, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Articles.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mr. Costello, Mr. Stein and Ms. Richardson are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Mr. Costello, Ms. Richardson and Mr. Stein serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Costello, Ms. Richardson and Mr. Stein are each independent. Ms. Richardson serves as the chairman of the audit committee. Each member of the audit committee is financially literate and the Board has determined that Mr. Costello qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●
pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Mr. Costello, Ms. Richardson and Mr. Stein. Mr. Stein serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Costello, Ms. Richardson and Mr. Stein are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●
reviewing our executive compensation policies and plans;

●
implementing and administering our incentive compensation equity-based remuneration plans;

●
assisting management in complying with our proxy statement and annual report disclosure requirements;

●
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●
producing a report on executive compensation to be included in our annual proxy statement; and

●
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Articles also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Costello, Ms. Richardson and Mr. Stein. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common share to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2025, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement on Form S-1/A, as filed with the SEC on February 7, 2025. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. Such requests should be made in writing to the following address: 3 Columbus Circle, Suite 1609, New York, NY 10019.

If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K filed with the SEC.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”). The Insider Trading Policy requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. In addition, with regard to our trading in our own securities, it is our policy to comply with all applicable insider trading laws, rules, and regulations.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our Articles provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.
EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Separate from their service as directors, Sponsor offered to our directors prior to the closing of the Initial Public Offering the opportunity to invest in Sponsor alongside other investors, and all independent directors have elected to purchase membership interests in Sponsor. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds not held in the Trust Account:

●
Repayment of up to an aggregate of $300,000 in loans made to us by Sponsor to cover offering-related and organizational expenses;

●
Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●
We may engage Sponsor or an affiliate of Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●
Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●
Repayment of loans which may be made by Sponsor or an affiliate of Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we intend to reimburse an affiliate of Sponsor for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services provided to us in an amount fixed at $25,000 per month. Our audit committee will review on a quarterly basis all payments that were made to Sponsor, directors or officers, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of December 31, 2025 information regarding the beneficial ownership of our shares of common share, by:

●
each person known by us to be the beneficial owner of more than 5% of our outstanding Artius II Shares;

●
each of our officers and directors; and

●
all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common shares beneficially owned by them.

	Class A Shares		Class B Shares		Approximate Percentage of Outstanding Artius II Shares
Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Named Executive Officers and Directors(1)
Boon Sim(2)	175,000	*	5,500,000	100%	20.5%
John Stein	-	-	-	-	-
Kevin Costello	-	-	-	-	-
Karen Richardson	-	-	-	-	-
All directors and officers as a group (4 persons)	175,000	*	5,500,000	100%	20.5%
Five Percent Holders
Artius II Acquisition Partners LLC(3)(4)	175,000	*	5,500,000	100%	20.5%
AQR Capital Management LLC(5)	1,502,205	6.8%	-	-	5.4%
Polar Asset Management Partners Inc(6)	1,500,000	6.8%	-	-	5.4%
Glazer Capital, LLC(7)	1,218,664	5.5%	-	-	4.4%
Healthcare of Ontario Pension Plan Trust Fund(8)	2,000,000	9.0%	-	-	7.2%

*
Less than one percent.
(1)
Unless otherwise noted, the business address of each of the following entities or individuals is c/o Artius II Acquisition Inc., 3 Columbus Circle, Suite 1609, New York, NY 10019.
(2)
Mr. Sim is the sole managing member of Artius II Acquisition Partners LLC and exercises voting and investment power with respect to the Class B Shares held by Artius II Acquisition Partners LLC. The shares beneficially owned by Artius II Acquisition Partners LLC may also be deemed to be beneficially owned by Mr. Sim.
(3)
Interests shown consist of Founder Shares, classified as Class B Shares. Such shares will automatically convert into Class A Shares in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. Interests also consist of 175,000 Private Placement Shares, classified as Class A Shares, underlying the Private Placement Units.
(4)
Includes 5,500,000 Founder Shares.

(5)
The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on May 15, 2025, by or on behalf of AQR Capital Management, LLC. The address office of AQR Capital Management, LLC is 3 Columbus Circle, Suite 2215, New York, NY 10019.
(6)
The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on May 15, 2025, by or on behalf of Polar Asset Management Partners Inc. The address office of Polar Asset Management Partners Inc. is 3 Columbus Circle, Suite 1609, New York, NY 10019.
(7)
The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on May 15, 2025, by or on behalf of Glazer Capital, LLC. The address office of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, NY 10019.
(8)
The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on May 14, 2025, by or on behalf of Healthcare of Ontario Pension Plan Trust Fund. The address office of Healthcare of Ontario Pension Plan Trust Fund is 1 York Street, Suite 1900, Toronto, Ontario, Canada, M5J 0B6.

Changes in Control

None.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationships and Related Party Transactions

We are not prohibited from making any payments by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds not held in the Trust Account. Our audit committee will review on a quarterly basis all payments that were made to Sponsor, directors or officers, or our or their affiliates.

IPO Promissory Note

Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date the Company consummated the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from funds not held in the Trust Account. As of February 14, 2025, the Company repaid the outstanding balance of the note amounting to $135,165. No further borrowings under the note are available.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, Sponsor or an affiliate of Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender.

Working Capital Promissory Note

On March 6, 2026 and as part of the Working Capital Loans described above, Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Promissory Note, the principal balance shall not accrue interest and will be payable by the Company upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs and will be convertible, at Sponsor’s election, to Class A Shares (or the equivalent thereof) of the Company or the surviving company of the Company’s initial business combination (each, a “Working Capital Private Placement Share”). The number of Working Capital Private Placement Shares issued upon conversion will be equal to (x) the unpaid principal amount of the Working Capital Promissory Note, divided by (y) $10.00, multiplied by (z) 1.1, rounded up to the nearest whole number of shares.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that are broader than the specific indemnification provisions contained under Cayman Islands law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service to the fullest extent permitted by law. These indemnification agreements require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding to the fullest extent permitted by law.

Sponsor Ownership

Sponsor is Artius II Acquisition Partners LLC, a Delaware limited liability company. Our Founder, Mr. Sim, is the sole managing member of Sponsor and controls the management of Sponsor, including the exercise of voting and investment discretion over the securities of our company held by Sponsor. As of December 31, 2025, Mr. Sim, our chief executive officer, and Ms. Richardson, an independent director, own membership interests in Sponsor, which collectively represent approximately 75% of the economic interests in Sponsor. Mr. Costello and Mr. Stein, our two other independent directors, have also purchased membership interests in Sponsor.

Sponsor Transactions

On July 31, 2024 Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in exchange for 7,187,500 Founder Shares. Subsequently, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owns an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor is deemed to have purchased the Founder Shares for $0.004 per share. In connection with the Initial Public Offering, up to 750,000 of the Founder Shares will be surrendered for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised during the Initial Public Offering. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the Initial Public Offering underwriter in full. On February 14, 2025, the underwriter partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 500,000 Founder Shares are no longer subject to forfeiture and 250,000 Founder Shares were forfeited, resulting in Sponsor holding 5,500,000 Founder Shares. The number of Founder Shares, and the forfeiture mechanism underlying the Founder Shares, was determined in order to ensure that the Founder Shares represented 20% of our issued and outstanding ordinary shares (not including the Private Placement Shares) upon completion of the Initial Public Offering.

In connection with the Initial Public Offering, Sponsor purchased 175,000 Private Placement Units, at a price of $10.00 per Unit. This purchase took place on a private placement basis simultaneously with the consummation of the Initial Public Offering. A total of $220,000,000 out of the proceeds from the Initial Public Offering and the sales of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy includes: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $75,972 and $51,480, respectively, for the services Withum performed in connection with the Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to the issuance of consents.

Tax Fees. During the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, our independent registered public accounting firms fees were $0, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements: See “index to Financial Statements” at page F-1.

(2)
Financial Statement Schedules:

None.

(3)
Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

4.1*	Description of Securities

4.2	Rights Agreement, dated February 12, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

4.3	Contingent Rights Agreement, dated February 12, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.1	Letter Agreement, dated February 12, 2025, between the Company, Sponsor and each of the Company’s officer and directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.2	Investment Management Trust Agreement, dated February 12, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.3
Registration Rights Agreement, dated February 12, 2025, between the Company and Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.4	Private Placement Units Purchase Agreement, dated February 12, 2025, between the Company and Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.5	Administrative Services Agreement, dated February 12, 2025, between the Company and Artius Management LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.6	Advisory Services Agreement, dated February 12, 2025, between the Company and Santander US Capital Markets LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

10.7#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025).

19*	Insider Trading Policies and Procedures.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*
Filed herewith.
**
Furnished herewith.
†
Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Artius II will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request
‡
Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.
#
Indicates management contract or compensatory plan or arrangement.

ITEM 16.
FORM 10-K SUMMARY

Not applicable.

ARTIUS II ACQUISITION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Artius II Acquisition Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Artius II Acquisition Inc. (the "Company") as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Artius II Acquisition Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from July 25, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 14, 2026 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2024.

/s/WithumSmith+Brown, PC
New York, New York
March 18, 2026

ARTIUS II ACQUISITION INC.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Cash	$32,193	$—
Prepaid expenses	156,713	—
Total Current Assets	188,906	—
Long-term prepaid insurance	14,559	—
Deferred offering costs	—	503,670
Cash and marketable securities held in Trust Account	228,079,786	—
Total Assets	$228,283,251	$503,670

Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Accrued expenses	$1,307,648	$34,975
Promissory note — related party	—	127,615
Accrued offering costs	86,900	401,354
Total Current Liabilities	1,394,548	563,944
Advisory fee payable	6,000,000	—
Deferred underwriting fee	6,600,000	—
Total Liabilities	13,994,548	563,944

Commitments (Note 6)
Class A Shares subject to possible redemption, 22,000,000 shares at redemption value of $10.37 per share as of December 31, 2025 and none as of December 31, 2024	228,079,786	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A Shares, $0.0001 par value; 400,000,000 shares authorized; 175,000 issued and outstanding, excluding 22,000,000 shares subject to possible redemption as of December 31, 2025 and none issued or outstanding as of December 31, 2024	18	—
Class B Shares, $0.0001 par value; 50,000,000 shares authorized; 5,500,000 shares issued and outstanding as of December 31, 2025 and 5,750,000 shares issued and outstanding as of December 31, 2024	550	575
Additional paid-in capital	—	24,425
Accumulated deficit	(13,791,651)	(85,274)
Total Shareholders’ Deficit	(13,791,083)	(60,274)
Total Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit	$228,283,251	$503,670

The accompanying notes are an integral part of these financial statements.

ARTIUS II ACQUISITION INC.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from July 25, 2024 (inception) through December 31, 2024
General and administrative costs	$1,943,549	$85,274
Advisory fee	6,000,000	—
Loss from operations	(7,943,549)	(85,274)

Other income:
Interest earned on cash and marketable securities held in Trust Account	8,079,786	—
Total other income	8,079,786	—

Net income (loss)	$136,237	$(85,274)

Weighted average shares outstanding of Class A Shares	19,340,659	—
Basic net income per ordinary share, redeemable Class A Shares	$0.01	$—
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,593,407	—
Basic net income per ordinary share, non-redeemable Class A and B ordinary shares	$0.01	$—
Weighted average shares outstanding of Class A Shares	19,340,659	—
Diluted net income per ordinary share, redeemable Class A Shares	$0.01	$—
Weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,653,846	—
Diluted net income per ordinary share, non-redeemable Class A and B ordinary shares	$0.01	$—
Weighted average shares outstanding of Class B Shares	—	5,000,000
Basic and Diluted net loss per ordinary share, Class B Shares	$—	$(0.02)

The accompanying notes are an integral part of these financial statements.

ARTIUS II ACQUISITION INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2025 AND
FOR THE PERIOD FROM JULY 25, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — July 25, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(85,274)	(85,274)
Balance – December 31, 2024	—	—	5,750,000	575	24,425	(85,274)	(60,274)
Sale of Private Placement Units	175,000	18	—	—	1,749,982	—	1,750,000
Fair value of rights included in Public Units	—	—	—	—	3,190,000	—	3,190,000
Fair value of Contingent Rights included in Public Units	—	—	—	—	80,300	—	80,300
Allocated value of transaction costs to share rights	—	—	—	—	(117,384)	—	(117,384)
Forfeiture of Founder Shares	—	—	(250,000)	(25)	25	—	—
Accretion for Class A Shares to redemption amount	—	—	—	—	(4,927,348)	(13,842,614)	(18,769,962)
Net income	—	—	—	—	—	136,237	136,237
Balance – December 31, 2025	175,000	$18	5,500,000	$550	$—	$(13,791,651)	$(13,791,083)

The accompanying notes are an integral part of these financial statements.

ARTIUS II ACQUISITION INC.
|STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from July 25, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$136,237	$(85,274)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(8,079,786)	—
Formation costs paid by Sponsor in exchange for issuance of Class B Shares	—	11,804
Payment of operation costs through promissory note	—	38,495
Changes in operating assets and liabilities:
Prepaid expenses	(156,713)	—
Long-term prepaid insurance	(14,559)	—
Accrued expenses	1,272,673	34,975
Advisory fee payable	6,000,000
Net cash used in operating activities	(842,148)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(220,000,000)	—
Net cash used in investing activities	(220,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	219,750,000	—
Proceeds from sale of Private Placement Units	1,750,000	—
Repayment of promissory note — related party	(135,165)	—
Payment of offering costs	(490,494)	—
Net cash provided by financing activities	220,874,341	—

Net change in cash	32,193	—
Cash, beginning of the year	—	—
Cash, end of the year	$32,193	$—

Noncash investing and financing activities:
Offering costs paid and excluded from accrued offering costs at initial public offering	$314,454	$—
Deferred offering costs paid through promissory note - related party	$7,550	$89,120
Deferred underwriting fee payable	$6,600,000	$—
Forfeiture of Founder Shares	$25	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Artius II Acquisition Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 25, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Sponsor is Artius II Acquisition Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2025. On February 14, 2025, the Company consummated the Initial Public Offering of 22,000,000 Units (the “Units”), which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “Class A Shares” or “Public Share”), one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination (a “Public Right”) and one contingent right (a “Contingent Right”) to receive a pro rata share of 1,100,000 Class A Shares (the “Distributable Shares”). The distribution of the Distributable Shares will occur substantially concurrently with the closing of an initial business combination upon the satisfaction or waiver of the conditions specified in the relevant initial business combination merger agreement under certain circumstances, concurrently with the forfeiture by Sponsor of an equal number of Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Shares,” and as held by Sponsor, the “Founder Shares”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 175,000 Private Placement Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,750,000. Each Private Placement Unit consists of one Class A Share (each, a “Private Placement Share”) and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination (each, a “Private Placement Right”).

Transaction costs related to the Initial Public Offering amounted to $7,537,261, consisting of $250,000 of cash underwriting fee, $6,600,000 deferred underwriting fee and $687,261 of other offering costs.

The Company’s management has discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating an initial business combination (less deferred underwriting commissions).

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held, the advisory fee (as defined in Note 6), and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into an initial business combination. The board of directors will make the determination as to the fair market value of the initial business combination. If the board of directors is not able to independently determine the fair market value of the initial business combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect an initial business combination.

Upon the closing of the Initial Public Offering on February 14, 2025, an amount of $220,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a Trust Account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended initial business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units deposited in the Trust Account will not be released therefrom until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s Public Shares (as defined above) if the Company is unable to complete the initial business combination by the end of the Completion Window or by such earlier liquidation date as the Company’s board of directors may approve, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Articles to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s Public Shareholders.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations.

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

Our Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act of 1934 (the “Exchange Act”), which would not be voted in favor of approving the initial business combination) in favor of the initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or initial business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had operating cash of $32,193 and a working capital deficit of $1,205,642. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if an initial business combination is not consummated by the end of the Completion Window, currently August 14, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through an initial business combination. However, there can be no assurance that the Company will be able to consummate any initial business combination by the end of the Completion Window.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP“) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $32,193 and $0 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2025, $228,156,305 was invested in a U.S. Treasury Securities and $610 was held in cash at an amortized cost of $228,079,786 as reflected on the accompanying balance sheets (see Note 8).

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Shares and rights by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A Shares. Offering costs allocated to the Public and Private Placement Units were allocated to temporary equity and shareholders’ deficit, based on the classification of underlying financial instruments.

Transaction costs related to the Initial Public Offering amounted to $7,537,261, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025
	Class A Redeemable Ordinary shares	Non-Redeemable Class A and B Ordinary shares
Basic net income per share:
Numerator:
Allocation of net income	$105,675	$30,562
Denominator:
Basic weighted-average shares outstanding	19,340,659	5,593,407
Basic net income per ordinary share	$0.01	$0.01
Diluted net income per share:
Numerator:
Allocation of net income	$105,420	$30,817
Denominator:
Diluted weighted-average shares outstanding	19,340,659	5,653,846
Diluted net income per ordinary share	$0.01	$0.01

	For the Period from July 25, 2024 (Inception) through December 31, 2024
	Class A Shares	Class B Shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(85,274)
Denominator:
Basic weighted average ordinary shares outstanding	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.02)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A Shares subject to possible redemption reflected in the December 31, 2025 balance sheet are reconciled in the following table: Shares subject to possible redemption reflected in the December 31, 2025 balance sheet are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights and Contingent Rights	(3,270,300)
Class A Shares issuance cost	(7,419,876)
Plus:
Remeasurement of carrying value to redemption value	18,769,962
Class A Shares subject to possible redemption, December 31, 2025	$228,079,786

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 14, 2025, the Company sold 22,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Share, one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination and one Contingent Right to receive a pro rata share of the Distributable Shares, concurrently with the forfeiture by Sponsor of an equal number of Founder Shares.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Sponsor purchased an aggregate of 175,000 Private Placement Units, at a price of $10.00 per Unit, or $1,750,000 in the aggregate, in a private placement.

Our Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 31, 2024, Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 7,187,500 Founder Shares to Sponsor. Subsequently, in October 2024, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owned an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor was deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. On February 14, 2025, the underwriter partially exercised its over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriter, 500,000 Founder Shares are no longer subject to forfeiture and 250,000 Founder Shares were forfeited, resulting in Sponsor holding 5,500,000 Founder Shares.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company consummates a transaction after the initial business combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Administrative Services Agreement

The Company entered into an agreement with Sponsor, commencing on February 14, 2025 through the earlier of the Company’s consummation of an initial business combination or its liquidation, to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. For the year ended December 31, 2025, the Company incurred and paid $262,500 in fees for these services, respectively. For the period from July 25, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

Promissory Note — Related Party

Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date the Company consummated the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. As of February 14, 2025, the Company repaid the outstanding balance of the note amounting to $135,165. No further borrowings under the note are available.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, Sponsor or an affiliate of Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-initial business combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares are identical to the Private Placement Shares. As of December 31, 2025 and 2024, there were no amounts outstanding under the Working Capital Loans.

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

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units, (iii) Private Placement Rights, (iv) Private Placement Shares, (v) Class A Shares that may be issued upon conversion of the Private Placement Rights upon the consummation of an initial business combination, and (vi) Private Placement Shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial business combination pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Unit or $6,600,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial business combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulatory Authority members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial business combination.

Advisory Fee

In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee of $6,000,000 upon and subject to the closing of the initial business combination. The termination clause in the agreement deems the advisory fee earned and recordable as of February 14, 2025, and the advisory fee has been recorded on the accompanying balance sheets. For the year ended December 31, 2025, the Company incurred $6,000,000 in fees for these services, and are recorded in the accompanying statements of operations. For the period from July 25, 2024 (inception) through December 31, 2024, the Company did not incur any fees for these services.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 400,000,000 Class A Shares at par value of $0.0001 each. At December 31, 2025, there were 175,000 Class A Shares issued or outstanding, excluding 22,000,000 shares subject to possible redemption. At December 31, 2024, there were no Class A Shares issued or outstanding.

Class B Common Stock — The Company is authorized to issue a total of 50,000,000 Class B Shares at par value of $0.0001 each. On July 31, 2024, the Company issued 7,187,500 Class B Shares to Sponsor for $25,000, or approximately $0.003 per share. Subsequently, in October 2024, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owned an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor was deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. As of February 14, 2025, due to the underwriter’s option to partially exercise its over-allotment option, the Sponsor forfeited 250,000 founder shares and there were 5,500,000 Class B ordinary shares issued and outstanding. At December 31, 2025 and 2024, there are 5,500,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

The Founder Shares will automatically convert into Class A Shares in connection with the consummation of an initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B Shares convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A Shares outstanding upon the completion of the Initial Public Offering (including any Class A Shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A Shares underlying the shares underlying the Private Placement Units issued to Sponsor), plus (ii) all Class A Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent shares issued to Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans); provided, that the Distributable Shares and Sponsor’s forfeiture of a number of Class B Shares equal to the number of Distributable Shares will be disregarded for purposes of this adjustment. Such adjustment may result in material dilution to Public Shareholders.

Holders of record of the Company’s Class A Shares and Class B Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Articles or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s Articles, such actions include amending the Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of an initial business combination, only holders of the Class B Shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Shares will not be entitled to vote on these matters during such time. These provisions of the Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in an initial business combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Share upon consummation of an initial business combination, even if the holder of a Right redeemed all Class A Shares held by him, her or it in connection with the initial business combination or an amendment to the Articles with respect to pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Share underlying each Right upon consummation of an initial business combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Shares upon consummation of an initial business combination. The Class A Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for an initial business combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per ordinary share the holders of the Class A Shares will receive in the transaction on an as-converted into Class A Shares basis.

The Company will not issue fractional Class A Shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold Rights in multiples of 10 in order to receive Class A Shares for all of their Rights upon closing of an initial business combination. If the Company is unable to complete an initial business combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial business combination. Additionally, in no event will the Company be required to cash settle the Rights. Accordingly, the Rights may expire worthless.

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

Level 3:
Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of December 31, 2025, assets held in the Trust Account were comprised of $610 in cash and $228,156,305 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2025
U.S. Treasury Securities (Matures on 4/23/26)	1	$228,079,176	$77,129	$228,156,305

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Level 3 Public Rights:

February 14, 2025
Trade price of Unit	10.00
Stock price	$9.78
Market adjustment(1)	14.9%
Fair value per right	$0.145

(1)
Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of an initial business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to the beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.
The Contingent Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Level 3 Contingent Rights:

February 14, 2025
Stock price	$9.78
Market adjustment(1)	14.9%
Fair value per right	$0.073

(1)
Market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of an initial business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to the beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as net income (loss). The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	December 31, 2025	December 31, 2024
Cash and marketable securities held in Trust Account	$228,079,786	$—
Cash	$32,193	$—

	For the Year Ended December 31, 2025	For the Period from July 25, 2024 (inception) through December 31, 2024
General and administrative costs	$1,943,549	$85,274
Advisory fee	$6,000,000	$—
Interest earned on cash and marketable securities held in Trust Account	$8,079,786	$—

The CODM reviews interest earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an initial business combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 6, 2026, the Company issued a convertible unsecured promissory note (the “Working Capital Promissory Note”) in the aggregate principal amount of up to $1,000,000 to the Sponsor, in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Promissory Note, the principal balance shall not accrue interest and will be payable by the Company upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs and will be convertible, at the Sponsor’s election, to Class A ordinary shares, par value $0.0001 (or the equivalent thereof) of the Company or the surviving company of the Company’s initial business combination (each, a “Private Placement Share”) upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs. The number of Private Placement Shares issued upon conversion will be equal to (x) the unpaid principal amount of the Working Capital Promissory Note, divided by (y) $10.00, multiplied by (z) 1.1, rounded up to the nearest whole number of shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2026.

ARTIUS II ACQUISITION INC.
By:	/s/ Boon Sim
Name: Boon Sim
Title: Chief Executive Officer, Chief Financial Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Boon Sim their true and lawful agent and attorney-in-fact with full power and authority in said agent and attorney-in-fact, and in him to sign for the undersigned and in their respective names as Directors and officers of Artius II Acquisition Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agent and attorney-in- fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Boon Sim	Chief Executive Officer and Chairman (Principal Executive Officer)	March 18, 2026
Boon Sim

/s/ Boon Sim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2026
Boon Sim

/s/ John Stein	Director	March 18, 2026
John Stein

/s/ Kevin Costello	Director	March 18, 2026
Kevin Costello

/s/ Karen Richardson	Director	March 18, 2026
Karen Richardson