Form 10-Q
period 2026-03-31
Artius II Acquisition Inc.
filed 2026-05-06
CIK 2034334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 6, 2026 there were 22,175,000 Class A ordinary shares, $0.0001 par value and 5,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ARTIUS II ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

ARTIUS II ACQUISITION INC.
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash	$20,298	$32,193
Prepaid expenses	137,836	156,713
Total Current Assets	158,134	188,906
Long-term prepaid insurance	―	14,559
Cash and marketable securities held in Trust Account	230,141,681	228,079,786
Total Assets	$230,299,815	$228,283,251

Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Accrued expenses	$2,856,192	$1,307,648
Working capital loan	300,000	—
Accrued offering costs	9,533	86,900
Total Current Liabilities	3,165,725	1,394,548
Advisory fee payable	6,000,000	6,000,000
Deferred underwriting fee	6,600,000	6,600,000
Total Liabilities	15,765,725	13,994,548

Commitments (Note 6)
Class A Shares subject to possible redemption, 22,000,000 shares at redemption value of $10.46 and $10.37 per share as of March 31, 2026 and December 31, 2025, respectively	230,141,681	228,079,786

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Shares, $0.0001 par value; 400,000,000 shares authorized; 175,000 issued and outstanding, excluding 22,000,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	18	18
Class B Shares, $0.0001 par value; 50,000,000 shares authorized; 5,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	550	550
Additional paid-in capital	—	—
Accumulated deficit	(15,608,159)	(13,791,651)
Total Shareholders’ Deficit	(15,607,591)	(13,791,083)
Total Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit	$230,299,815	$228,283,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$1,816,508	$141,488
Advisory fee	―	6,000,000
Loss from operations	(1,816,508)	(6,141,488)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,061,895	1,073,439
Total other income	2,061,895	1,073,439

Net income (loss)	$245,387	$(5,068,049)

Weighted average shares outstanding of redeemable Class A ordinary shares	22,000,000	11,123,596
Basic and diluted net income (loss) per ordinary share, redeemable Class A Shares	$0.01	$(0.31)
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	5,675,000	5,341,292
Basic and diluted net income (loss) per ordinary share, non-redeemable Class A and Class B ordinary shares	$0.01	$(0.31)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount		Capital	Deficit	Deficit
Balance — December 31, 2025	175,000	$18	5,500,000	$550	$	―	$(13,791,651)	$(13,791,083)

Accretion for Class A Shares to redemption amount	—	—	—	—		―	(2,061,895)	(2,061,895)

Net loss	—	—	—	—		—	245,387	245,387

Balance – March 31, 2026 (unaudited)	175,000	$18	5,500,000	$550		$—	$(15,608,159)	$(15,607,591)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(85,274)	$(60,274)

Sale of private placement units	175,000	18	—	—	1,749,982	—	1,750,000

Fair value of rights included in public units	―	―	—	—	3,190,000	—	3,190,000

Fair value of contingent rights included in public units	―	―	—	—	80,300	—	80,300

Allocated value of transaction costs to share rights	—	—	―	―	(117,384)	—	(117,384)

Forfeiture of Founder Shares	—	—	(250,000)	(25)	25	—	―

Accretion for Class A Shares to redemption amount	—	—	—	—	(4,927,348)	(6,836,267)	(11,763,615)

Net loss	—	—	—	—	—	(5,068,049)	(5,068,049)

Balance – March 31, 2025 (unaudited)	175,000	$18	5,500,000	$550	$—	$(11,989,590)	$(11,989,022)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)		$245,387	$(5,068,049)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account		(2,061,895)	(1,073,439)
Changes in operating assets and liabilities:
Prepaid expenses		18,877	(238,314)
Long-term prepaid insurance		14,559	(126,122)
Accrued expenses		1,548,544	(12,291)
Advisory fee payable		―	6,000,000
Net cash used in operating activities		(234,528)	(518,215)

Cash Flows from Investing Activities:
Investment of cash into Trust Account		―	(220,000,000)
Net cash used in investing activities		―	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from Working capital loan		300,000	―
Proceeds from sale of Units, net of underwriting discounts paid		―	219,750,000
Proceeds from sale of Private Placement Units		―	1,750,000
Repayment of promissory note - related party		―	(135,165)
Payment of offering costs		(77,367)	(490,494)
Net cash provided by financing activities		222,633	220,874,341

Net change in cash and cash equivalents		(11,895)	356,126
Cash, beginning of the period		32,193	—
Cash, end of the period		$20,298	$356,126

Noncash investing and financing activities:
Offering costs paid and excluded from accrued offering costs at initial public offering	$	―	$314,454
Deferred offering costs paid through promissory note - related party	$	―	$7,550
Deferred underwriting fee payable	$	―	$6,600,000
Forfeiture of Founder Shares	$	―	$25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Artius II Acquisition Inc. (the “Company” or “we”) is a blank check company incorporated as a Cayman Islands exempted company on July 25, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination” or “Business Combination”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 25, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Artius II Acquisition Partners LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 12, 2025. On February 14, 2025, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units”), which included the partial exercise by the underwriter of its over-allotment option in the amount of 2,000,000 Units, at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (a “Class A Share,” and each Class A Share offered in connection with the Initial Public Offering as part of a Unit, a “Public Share”), one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Share upon the consummation of an initial business combination (a “Public Right”) and one contingent right (a “Contingent Right”) to receive a pro rata share of 1,100,000 Class A Shares (the “Distributable Shares”). The distribution of the Distributable Shares will occur substantially concurrently with the closing of an initial business combination upon the satisfaction or waiver of the conditions specified in the relevant initial business combination merger agreement under certain circumstances, concurrently with the forfeiture by Sponsor of an equal number of Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Shares,” and as held by Sponsor, the “Founder Shares”).

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

Upon the closing of the Initial Public Offering on February 14, 2025, an amount of $220,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended initial business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee, Continental Stock Transfer & Trust Company, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units deposited in the Trust Account will not be released therefrom until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by (i) August 14, 2026 (or February 14, 2027 if the Company has executed a definitive agreement for an initial business combination by August 14, 2026) (the “Completion Window”) or by such earlier liquidation date as the Company’s board of directors may approve, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (as amended from time to time, the “Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had operating cash of $20,298 and a working capital deficit of $3,007,591. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from Sponsor, shareholders, the Company’s officers and directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if an initial business combination is not consummated by the end of the Completion Window, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through an initial business combination. However, there can be no assurance that the Company will be able to consummate any initial business combination by the end of the Completion Window.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 19, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

 Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $20,298 and $32,193 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2026, $230,141,071 was invested in a U.S. Treasury Securities and $610 was held in cash at an amortized cost of $230,141,681 as reflected on the accompanying unaudited condensed balance sheets. At December 31, 2025, $228,156,305 was invested in a U.S. Treasury Securities and $610 was held in cash at an amortized cost of $228,079,786 as reflected on the accompanying balance sheets (see Note 8).

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the over-allotment option as the exercise of the rights is contingent upon the occurrence of future events.

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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

 The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
	Class A Redeemable	Class A and B Non- Redeemable	Class A Redeemable	Class A and B Non- Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$195,069	$50,319	$(3,423,948)	$(1,644,101)
Denominator:
Weighted-average shares outstanding	22,000,000	5,675,000	11,123,596	5,341,292
Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.31)	$(0.31)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Class A Shares subject to possible redemption reflected in the March 31, 2026 balance sheet are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights and Contingent Rights	(3,270,300)
Class A Shares issuance cost	(7,419,876)
Plus:
Remeasurement of carrying value to redemption value	18,769,962
Class A Shares subject to possible redemption, December 31, 2025	228,079,786
Plus:
Remeasurement of carrying value to redemption value	2,061,895
Class A Shares subject to possible redemption, March 31, 2026	$230,141,681

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Administrative Services Agreement

The Company entered into an agreement with Sponsor, commencing on February 14, 2025 through the earlier of the Company’s consummation of an initial business combination or its liquidation, to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $75,000 and $37,500 in fees for these services, respectively.

Promissory Note — Related Party

Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date the Company consummated the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. As of March 31, 2026, the Company repaid the outstanding balance of the note amounting to $300,000. No further borrowings under the note are available.

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

On March 6, 2026, as part of the Working Capital Loans, the Company issued a convertible unsecured promissory note (the “Working Capital Promissory Note”) in the aggregate principal amount of up to $1,000,000 to Sponsor, in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Promissory Note, the principal balance shall not accrue interest and will be payable by the Company upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs and will be convertible, at Sponsor’s election, to Class A Shares (or the equivalent thereof) of the Company or the surviving company of the Company’s initial business combination (each, a “Working Capital Private Placement Share”) upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs. The number of Working Capital Private Placement Shares issued upon conversion will be equal to (x) the unpaid principal amount of the Working Capital Promissory Note, divided by (y) $10.00, multiplied by (z) 1.1, rounded up to the nearest whole number of shares.

On March 27, 2026, the Company and Sponsor amended and restated the Working Capital Promissory Note (such amended and restated promissory note, the “Amended and Restated Working Capital Promissory Note”) to remove the Working Capital Promissory Note’s conversion feature and provide that it is payable solely in cash. As of March 31, 2026, the Company has borrowed $300,000 in connection with the Amended and Restated Working Capital Promissory Note and has $700,000 available for withdrawal.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflicts in the Middle East and subsequent sanctions or related actions, newly implemented tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units, (iii) Private Placement Rights, (iv) Private Placement Shares, (v) Class A Shares that may be issued upon conversion of the Private Placement Rights upon the consummation of an initial business combination, and (vi) Private Placement Shares that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of an initial business combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Advisory Fee

In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee of $6,000,000 upon and subject to the closing of the initial business combination. The termination clause in the agreement deems the advisory fee earned and recordable as of February 14, 2025, and the advisory fee has been recorded on the accompanying unaudited condensed balance sheets. For the three months ended March 31, 2026 and 2025, the Company did not incur fees for these services.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Shares — The Company is authorized to issue a total of 400,000,000 Class A Shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 175,000 Class A Shares issued or outstanding, excluding 22,000,000 shares subject to possible redemption.

Class B Shares — The Company is authorized to issue a total of 50,000,000 Class B Shares at par value of $0.0001 each. On July 31, 2024, the Company issued 7,187,500 Class B Shares to Sponsor for $25,000, or approximately $0.003 per share. Subsequently, in October 2024, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owned an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor was deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. As of February 14, 2025, due to the underwriter’s option to partially exercise its over-allotment option, Sponsor forfeited 250,000 Founder Shares and there were 5,500,000 Class B Shares issued and outstanding. At March 31, 2026 and December 31, 2025, there are 5,500,000 Class B Shares issued and outstanding.

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
MARCH 31, 2026
(Unaudited)

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

Level 1       Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2       Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:      Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2026, assets held in the Trust Account were comprised of $610 in cash and $230,141,071 invested in U.S. Treasury Bills.

Held to Maturity	Level	Amortized Cost	Unrealized Gain	Fair Value
March 31, 2026
U.S. Treasury Securities (Matured on 4/23/26)	1	$230,141,071	$15,277	$230,156,348

Held to Maturity	Level	Amortized Cost	Unrealized Gain	Fair Value
December 31, 2025
U.S. Treasury Securities (Matures on 4/23/26)	1	$228,079,176	$77,129	$228,156,305

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Level 3 Public Rights at issuance:

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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

	March 31, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$230,141,681	$228,079,786
Cash	$20,298	$32,193

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$1,816,508	$6,141,488
Interest earned on cash and marketable securities held in Trust Account	$2,061,895	$1,073,439

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Artius II Acquisition Inc. References to our “management” or our “management team” refer to our officers and directors, and references to “Sponsor” refer to Artius II Acquisition Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2026 and December 31, 2025 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $245,387, which consists of interest income on marketable securities held in the Trust Account of $2,061,895 partially offset by operating costs of $1,816,508.

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

Liquidity, Capital Resources and Going Concern

On February 14, 2025, we consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 175,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,750,000. Each Private Placement Unit consists of one Private Placement Share and one right entitling the holder thereof to receive one tenth (1/10) of one Class A Share upon the consummation of an initial Business Combination.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Units, a total of $220,000,000 was placed in the Trust Account. We incurred $7,537,261 in transaction costs, consisting of $250,000 of cash underwriting fee, $6,600,000 of deferred underwriting fee and $687,261 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $234,528. Net income of $245,387 was affected by interest earned on marketable securities held in the Trust Account of $2,061,895. Changes in operating assets and liabilities provided $1,581,979 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $518,215. Net loss of $5,068,049 was affected by interest earned on marketable securities held in the Trust Account of $1,073,439. Changes in operating assets and liabilities provided $5,623,273 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $230,141,681 (including approximately $2,061,895 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement shares of the post-Business Combination entity at a price of $10.00 per 1.1 shares at the option of the lender. Such shares are identical to the private placement shares.

On March 6, 2026, as part of the Working Capital Loans, the Company issued a convertible unsecured promissory note (the “Working Capital Promissory Note”) in the aggregate principal amount of up to $1,000,000.00 to Sponsor, in order to provide the Company with additional working capital. Pursuant to the terms of the Working Capital Promissory Note, the principal balance shall not accrue interest and will be payable by the Company upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs and will be convertible, at Sponsor’s election, to Working Capital Private Placement Shares upon the earlier of (i) the date on which the Company consummates its initial business combination, (ii) the date on which the Company is liquidated or (iii) the date on which an Event of Default (as defined in the Working Capital Promissory Note) occurs. The number of Working Capital Private Placement Shares issued upon conversion will be equal to (x) the unpaid principal amount of the Working Capital Promissory Note, divided by (y) $10.00, multiplied by (z) 1.1, rounded up to the nearest whole number of shares.

On March 27, 2026, the Company and Sponsor amended and restated the Working Capital Promissory Note to remove the Working Capital Promissory Note’s conversion feature and provide that it is payable solely in cash. As of March 31, 2026, the Company has borrowed $300,000 in connection with the Amended and Restated Working Capital Promissory Note and has $700,000 available for withdrawal.

As of March 31, 2026, we had operating cash and cash equivalents of $20,298 and a working capital deficit of $3,007,591. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from Sponsor, shareholders, the Company’s officers and directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Additionally, if an initial business combination is not consummated by the end of the Completion Window, there will be a mandatory liquidation and our subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Completion Window. Our liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through an initial business combination. However, there can be no assurance that we will be able to consummate any initial business combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

None

Item 1A.
Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 19, 2026 (the “2025 Form 10-K”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities

None

Item 4.
Mine Safety Disclosures

None

Item 5.
Other Information

None

Item 6.
Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended and Restated Working Capital Promissory Note, dated March 27, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed March 27, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*
Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIUS II ACQUISITION INC.

Date: May 6, 2026	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)