Form 10-Q
period 2026-06-30
Artius II Acquisition Inc.
filed 2026-08-05
CIK 2034334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 5, 2026 there were 22,175,000 Class A ordinary shares, $0.0001 par value and 5,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ARTIUS II ACQUISITION INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

ARTIUS II ACQUISITION INC.
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash	$21,231	$32,193
Prepaid expenses	140,648	156,713
Total Current Assets	161,879	188,906
Long-term prepaid insurance	―	14,559
Cash and marketable securities held in Trust Account	232,245,772	228,079,786
Total Assets	$232,407,651	$228,283,251

Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Accrued expenses	$3,801,117	$1,307,648
Promissory note - related party	900,000	—
Accrued offering costs	8,594	86,900
Total Current Liabilities	4,709,711	1,394,548
Advisory fee payable	6,000,000	6,000,000
Deferred underwriting fee	6,600,000	6,600,000
Total Liabilities	17,309,711	13,994,548

Commitments (Note 6)
Class A Ordinary Shares subject to possible redemption, 22,000,000 shares at redemption value of $10.56 and $10.37 per share as of June 30, 2026 and December 31, 2025, respectively	232,245,772	228,079,786

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 400,000,000 shares authorized; 175,000 shares issued and outstanding, excluding 22,000,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	18	18
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	550	550
Additional paid-in capital	—	—
Accumulated deficit	(17,148,400)	(13,791,651)
Total Shareholders’ Deficit	(17,147,832)	(13,791,083)
Total Liabilities, Class A Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,407,651	$228,283,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,540,241	$219,584	$3,356,749	$361,072
Advisory fee	―	―	―	6,000,000
Loss from operations	(1,540,241)	(219,584)	(3,356,749)	(6,361,072)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,104,091	2,326,596	4,165,986	3,400,035
Total other income	2,104,091	2,326,596	4,165,986	3,400,035

Net income (loss)	$563,850	$2,107,012	$809,237	$(2,961,037)

Basic weighted average shares outstanding of Class A ordinary shares	22,000,000	22,000,000	22,000,000	16,622,222

Basic net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.02	$0.08	$0.03	$(0.13)

Basic weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,675,000	5,675,000	5,510,000

Basic net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.02	$0.08	$0.03	$(0.13)

Diluted weighted average shares outstanding of Class A ordinary shares	22,000,000	22,000,000	22,000,000	16,622,222

Diluted net income (loss) per ordinary share, redeemable Class A ordinary shares	$0.02	$0.08	$0.03	$(0.14)

Diluted weighted average shares outstanding of non-redeemable Class A and B ordinary shares	5,675,000	5,675,000	5,675,000	5,254,444

Diluted net income (loss) per ordinary share, non-redeemable Class A and B ordinary shares	$0.02	$0.08	$0.03	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	175,000	$18	5,500,000	$550	$ ―	$(13,791,651)	$(13,791,083)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	―	(2,061,895)	(2,061,895)

Net income	—	—	—	—	—	245,387	245,387

Balance – March 31, 2026 (unaudited)	175,000	18	5,500,000	550	—	(15,608,159)	(15,607,591)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	―	(2,104,091)	(2,104,091)

Net income	—	—	—	—	—	563,850	563,850

Balance – June 30, 2026 (unaudited)	175,000	$18	5,500,000	$550	$—	$(17,148,400)	$(17,147,832)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$24,425	$(85,274)	$(60,274)

Sale of private placement units	175,000	18	—	—	1,749,982	—	1,750,000

Fair value of rights included in public units	―	―	—	—	3,190,000	—	3,190,000

Fair value of contingent rights included in public units	―	―	—	—	80,300	—	80,300

Allocated value of transaction costs to share rights	—	—	―	―	(117,384)	—	(117,384)

Forfeiture of Founder Shares	—	—	(250,000)	(25)	25	—	―

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(4,927,348)	(6,836,267)	(11,763,615)

Net loss	—	—	—	—	—	(5,068,049)	(5,068,049)

Balance – March 31, 2025 (unaudited)	175,000	18	5,500,000	550	—	(11,989,590)	(11,989,022)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	―	(2,326,596)	(2,326,596)

Net income	—	—	—	—	—	2,107,012	2,107,012

Balance – June 30, 2025 (unaudited)	175,000	$18	5,500,000	$550	$—	$(12,209,174)	$(12,208,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)		$809,237	$(2,961,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account		(4,165,986)	(3,400,035)
Changes in operating assets and liabilities:
Prepaid expenses		16,065	(219,402)
Long-term prepaid insurance		14,559	(88,934)
Accrued expenses		2,493,469	35,458
Advisory fee payable		―	6,000,000
Net cash used in operating activities		(832,656)	(633,950)

Cash Flows from Investing Activities:
Investment of cash into Trust Account		―	(220,000,000)
Net cash used in investing activities		―	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party		900,000	―
Proceeds from sale of Units, net of underwriting discounts paid		―	219,750,000
Proceeds from sale of Private Placement Units		―	1,750,000
Repayment of promissory note - related party		―	(135,165)
Payment of offering costs		(78,306)	(490,494)
Net cash provided by financing activities		821,694	220,874,341

Net change in cash and cash equivalents		(10,962)	240,391
Cash, beginning of the period		32,193	—
Cash, end of the period		$21,231	$240,391

Noncash investing and financing activities:
Offering costs paid and excluded from accrued offering costs at initial public offering	$	―	$314,454
Deferred offering costs paid through promissory note - related party	$	―	$7,550
Deferred underwriting fee payable	$	―	$6,600,000
Forfeiture of Founder Shares	$	―	$25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 25, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the Initial Public Offering amounted to $7,537,261, consisting of $250,000 of cash underwriting fees, $6,600,000 of deferred underwriting fees and $687,261 of other offering costs.

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
JUNE 30, 2026
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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had operating cash of $21,231 and a working capital deficit of $4,547,832. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from Sponsor, shareholders, the Company’s officers and directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 19, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $21,231 and $32,193 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. At June 30, 2026, $232,245,596 was invested in a U.S. Treasury Securities at an amortized cost of $232,245,088 and $684 was held in cash, at an aggregate value of $232,245,772 as reflected on the condensed balance sheets. At December 31, 2025, $227,277,328 was invested in a U.S. Treasury Securities at an amortized cost of $228,079,176 and $610 was held in cash, at an aggregate value of $228,079,786 as reflected on the condensed balance sheets (see Note 8).

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) exercise of the over-allotment option as the exercise of the rights is contingent upon the occurrence of future events.

Income and losses are shared pro rata between the Class A redeemable ordinary share and Class A and B non-redeemable ordinary shares. Net income per Class A redeemable ordinary share and Class A and B non-redeemable share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$448,228	$115,622	$1,674,951	$432,061	$643,296	$165,941	$(2,223,862)	$(737,175)
Denominator:
Weighted average shares outstanding	22,000,000	5,675,000	22,000,000	5,675,000	22,000,000	5,675,000	16,622,222	5,510,000
Basic net income (loss) per ordinary share	$0.02	$0.02	$0.08	$0.08	$0.03	$0.03	$(0.13)	$(0.13)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares	Class A Ordinary Shares	and Class B Ordinary Shares
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$448,228	$115,622	$1,674,951	$432,061	$643,296	$165,941	$(2,249,841)	$(711,196)
Denominator:
Diluted weighted average shares outstanding	22,000,000	5,675,000	22,000,000	5,675,000	22,000,000	5,675,000	16,622,222	5,254,444
Diluted net income (loss) per ordinary share	$0.02	$0.02	$0.08	$0.08	$0.03	$0.03	$(0.14)	$(0.14)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Class A Shares subject to possible redemption reflected condensed balance sheets are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights and Contingent Rights	(3,270,300)
Class A Shares issuance cost	(7,419,876)
Plus:
Accretion for Class A Ordinary Shares to redemption amount	18,769,962
Class A Shares subject to possible redemption, December 31, 2025	228,079,786
Plus:
Accretion for Class A Ordinary Shares to redemption amount	2,061,895
Class A Shares subject to possible redemption, March 31, 2026	230,141,681
Plus:
Accretion for Class A Ordinary Shares to redemption amount	2,104,091
Class A Shares subject to possible redemption, June 30, 2026	$232,245,772

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Administrative Services Agreement

The Company entered into an agreement with Sponsor, commencing on February 14, 2025 through the earlier of the Company’s consummation of an initial business combination or its liquidation, to pay an aggregate of $25,000 per month for accounting, bookkeeping, office space, IT support, research, professional, secretarial and administrative services. For the three months ended June 30, 2026 and 2025, the Company incurred and paid $75,000 in fees for these services. For the six months ended June 30, 2026 and 2025, the Company incurred and paid $150,000 and $112,500 in fees for these services, respectively.

Promissory Note — Related Party

Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the date the Company consummated the Initial Public Offering out of the $750,000 of offering proceeds that had been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the offering and the sale of the Private Placement Units not held in the Trust Account. As of the Initial Public Offering the Company borrowed $135,165 against the promissory note which was repaid on February 14, 2025 at the Initial Public Offering. No further borrowings under the note are available.

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

On March 27, 2026, the Company and Sponsor amended and restated the Working Capital Promissory Note (such amended and restated promissory note, the “Amended and Restated Working Capital Promissory Note”) to remove the Working Capital Promissory Note’s conversion feature and provide that it is payable solely in cash. As of June 30, 2026, the Company has borrowed $900,000 in connection with the Amended and Restated Working Capital Promissory Note and has $100,000 available for withdrawal.

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

ARTIUS II ACQUISITION INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Advisory Fee

In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee of $6,000,000 upon and subject to the closing of the initial business combination. The termination clause in the agreement deems the advisory fee earned and recordable as of February 14, 2025, and the advisory fee has been recorded on the accompanying condensed balance sheets. For the three months ended June 30, 2026 and 2025, the Company did not incur fees for these services. For the six months ended June 30, 2026 and 2025, the Company incurred $0 and $6,000,000 in fees for these services, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Shares — The Company is authorized to issue a total of 400,000,000 Class A Shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 175,000 Class A Shares issued and outstanding, excluding 22,000,000 shares subject to possible redemption.

Class B Shares — The Company is authorized to issue a total of 50,000,000 Class B Shares at par value of $0.0001 each. On July 31, 2024, the Company issued 7,187,500 Class B Shares to Sponsor for $25,000, or approximately $0.003 per share. Subsequently, in October 2024, Sponsor forfeited an aggregate of 1,437,500 Founder Shares, such that Sponsor owned an aggregate of 5,750,000 Founder Shares. Following and as a result of that forfeiture of Founder Shares, Sponsor was deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriter in full. As of February 14, 2025, due to the underwriter’s option to partially exercise its over-allotment option, Sponsor forfeited 250,000 Founder Shares and there were 5,500,000 Class B Shares issued and outstanding. At June 30, 2026 and December 31, 2025, there are 5,500,000 Class B Shares issued and outstanding.

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
JUNE 30, 2026
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

At June 30, 2026, $230,667,927 was invested in a U.S. Treasury Securities at fair value of $232,245,596 and an amortized cost of $232,245,088 and $684 was held in cash, at an aggregate value of $232,245,772 as reflected on the condensed balance sheets. At December 31, 2025, $227,277,328 was invested in a U.S. Treasury Securities at a fair value of $228,156,305 and an amortized cost of $228,079,176 and $610 was held in cash, at an aggregate value of $228,079,786 as reflected on the condensed balance sheets.

Held to Maturity	Level	Amortized Cost	Unrealized Gain	Fair Value
June 30, 2026
U.S. Treasury Securities (Matured on 7/23/26)	1	$232,245,088	$508	$232,245,596

Held to Maturity	Level	Amortized Cost	Unrealized Gain	Fair Value
December 31, 2025
U.S. Treasury Securities (Matured on 4/23/26)	1	$228,079,176	$77,129	$228,156,305

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
JUNE 30, 2026
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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash and marketable securities held in Trust Account	$232,245,772	$228,079,786
Cash	$21,231	$32,193

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,540,241	$219,584	$3,356,749	$361,072
Interest earned on cash and marketable securities held in Trust Account	$2,104,091	$2,326,596	$4,165,986	$3,400,035

The CODM reviews interest earned on cash and marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2026 and year ended December 31, 2025 were organizational activities, activities necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $563,850, which consists of interest income on marketable securities held in the Trust Account of $2,104,091 partially offset by operating costs of $1,540,241.

For the three months ended June 30, 2025, we had a net income of $2,107,012, which consists of interest income on marketable securities held in the Trust Account of $2,326,596, partially offset by general and administrative expenses of $219,584.

For the six months ended June 30, 2026, we had a net income of $809,237, which consists of interest income on marketable securities held in the Trust Account of $4,165,986, partially offset by general and administrative expenses of $3,356,749.

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

For the six months ended June 30, 2026, cash used in operating activities was $832,656. Net income of $809,237 was affected by interest earned on marketable securities held in the Trust Account of $4,165,986. Changes in operating assets and liabilities provided $2,524,093 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $633,950. Net loss of $2,961,037 was affected by interest earned on marketable securities held in the Trust Account of $3,400,035. Changes in operating assets and liabilities provided $5,727,122 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $232,245,772 (including approximately $12,245,772 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On March 27, 2026, the Company and Sponsor amended and restated the Working Capital Promissory Note to remove the Working Capital Promissory Note’s conversion feature and provide that it is payable solely in cash. As of June 30, 2026, the Company has borrowed $900,000 in connection with the Amended and Restated Working Capital Promissory Note and has $100,000 available for withdrawal.

As of June 30, 2026, we had operating cash and cash equivalents of $21,231 and a working capital deficit of $4,547,832. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from Sponsor, shareholders, the Company’s officers and directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income(Loss) Per Ordinary Share

Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss) , less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ARTIUS II ACQUISITION INC.

Date: August 5, 2026	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Boon Sim
	Name:	Boon Sim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)